Form 10-K
period 1993-12-31
LIBERTY NATIONAL BANCORP INC /KY/
filed 1994-03-21
CIK 316909

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K

 (x)      Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the fiscal period ended December 31, 1993

                                      or

 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from         to
                                          -----        ----
          Commission file number   0-9630

                 LIBERTY NATIONAL BANCORP, INC.
      (Exact name of registrant as specified in its charter)

             Kentucky                                  61-0955936
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

      416 West Jefferson Street
        Louisville, Kentucky                            40202-3244
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (502) 566-2000

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock
                       (Title of Each Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x)
No ( )
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994: Common stock - $679,356,415.
     The number of shares outstanding of the issuer's common stock as of






February 28, 1994:  Common stock - 25,732,575 shares outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to stockholders of Liberty National Bancorp, Inc., for the year ended December 31, 1993 are incorporated by reference into Parts I and III and portions of the definitive proxy statement for the 1994 annual meeting of stockholders of Liberty National Bancorp, Inc., the "Proxy Statement", which will be filed with the Securities and Exchange Commission by April 30, 1994, are also incorporated into Part III.

                     LIBERTY NATIONAL BANCORP, INC.
                               FORM 10-K
                                INDEX

    Part I

        Item 1.  Business
        Item 2.  Properties
        Item 3.  Legal Proceedings
        Item 4. Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant

    Part II

        Item 5.  Market for the Registrant's Common Equity and Related
                   Stockholder Matters
        Item 6.  Selected Financial Data
        Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
        Item 8.  Financial Statements and Supplementary Data
        Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure

    Part III

        Item 10. Directors and Executive Officers of the Registrant
        Item 11. Executive Compensation
        Item 12. Security Ownership of Certain Beneficial Owners and
                   Management
        Item 13. Certain Relationships and Related Transactions

    Part IV

        Item 14. Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K
        Signatures

                                  PART I
ITEM 1.  BUSINESS

General

     Liberty National Bancorp, Inc. ("Liberty") is a Kentucky corporation incorporated in 1979 for the purpose of acquiring Liberty National Bank and Trust Company of Kentucky ("Liberty Bank"), which is Liberty's principal subsidiary. Liberty is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and owns directly or indirectly 100% of ten banks as of December 31, 1993. Liberty ranks third among all bank holding companies headquartered in Kentucky with $4.9 billion of total consolidated assets at December 31, 1993.
     The following table lists for each of the ten bank subsidiaries that Liberty owns (the "Banks"), the primary location of its principal offices, the number of banking offices, and total assets at December 31, 1993.







                                                                 Total
                                                   Banking     Assets at
Dollars in millions                 Location       Offices   Dec. 31, 1993
                                    --------       -------   -------------
Liberty National Bank and           Louisville,       53          $3,563
  Trust Company of Kentucky          Kentucky

Liberty National Bank               Owensboro,         6             307
  of Owensboro                       Kentucky

Liberty National Bank               Erlanger,         13             390
  of Northern Kentucky               Kentucky

Liberty National Bank               Madisonville,      7             172
  of Madisonville                    Kentucky

Liberty National Bank and           Charlestown,      13             306
  Trust Company of Indiana           Indiana

Liberty National Bank               Shelbyville,       2              66
  of Shelbyville                     Kentucky

Liberty National Bank and           Elizabethtown,     1              87
  Trust Company of Hardin County     Kentucky

Farmers Deposit Bank                Brandenburg,       3              79
  of Brandenburg                     Kentucky

Hardin County Bank and              Radcliff,          3              57
  Trust, Inc.                        Kentucky

First Federal Savings Bank          Hopkinsville,      2              66
                                     Kentucky

     Hardin County Bank and Trust, Inc., and Farmers Deposit Bank of Brandenburg were merged with Liberty National Bank and Trust Company of
Hardin County in February 1994 to form Liberty National Bank and Trust
Company of Central Kentucky.
     In April 1994, pending regulatory approval, Liberty National Bank of Madisonville will be merged with First Federal Savings Bank in Hopkinsville, Kentucky, to form Liberty National Bank and Trust Company of Western Kentucky.
     The Banks engage in a wide range of commercial and personal banking activities, including accepting demand and time deposits; making secured and unsecured loans to corporations, individuals and others; issuing letters of credit; renting safe deposit boxes; and other financial services for institutions and individuals. The Banks' lending services include making commercial, industrial, real estate, installment and credit card loans. The Banks participate in national and regional automated teller machine networks, which enable customers of participating banks to have access to funds in their accounts throughout the United States. Liberty Investment Services, Inc., a wholly-owned subsidiary of Liberty, offers brokerage services. The Banks provide credit life and accident and health insurance to borrowers through LNB Life Insurance Company, a wholly-owned subsidiary of Liberty Bank. Liberty Bank's Mortgage Origination, Sales and Service Group, sells and services single-family residential loans for other companies' mortgage portfolios and also services Liberty Bank's mortgage portfolio. Liberty Bank is involved in direct and leveraged lease financing, including vehicle leasing, through other wholly-owned subsidiaries. Liberty Bank also maintains a branch facility in the Cayman Islands.
     Liberty Bank acts as correspondent for banks throughout Kentucky and in Indiana, providing such services as check clearing, transfer of funds, loan participations, investment advice, data processing, and securities custody and clearance. The Banks provide a wide range of personal and corporate trust and trust-related services.
     At December 31, 1993, Liberty and its subsidiaries had 2,305 full-time equivalent employees.

Competition

     The Banks actively compete on the local, regional and national levels with commercial banks, savings institutions, brokerage houses and other financial institutions for all types of deposits, loans and trust accounts and other financial services.

Supervision and Regulation

     Liberty is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). Under the Act, Liberty is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. The Federal Reserve Board may also make examinations of Liberty and its subsidiaries. The Act also requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than 5% voting interest in any bank, and currently restricts interstate banking activities. The Act restricts Liberty's nonbanking activities to those which are closely related to banking. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. Liberty's banking subsidiaries are subject to limitations with respect to intercompany loans and investments.
     The ability of Liberty's affiliate banks to pay dividends is restricted. See note 10 to Liberty's consolidated financial statements included in Liberty's annual report to stockholders for the year ended December 31, 1993, which is incorporated herein by reference.
     The subsidiary banks are subject to the provisions of the National Banking Act, are under the supervision and regulation of, and are subject to periodic examination by, one or more of the Comptroller of the Currency, the Federal Reserve Board, the Office of Thrift Supervision or the Federal
Deposit Insurance Corporation ("FDIC").
     Under the Act and Regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.
     Liberty and its subsidiary banks are also subject to the state banking laws of each state in which such a bank is located. These state laws may restrict branching of banks to other counties within the state and acquisition or merger involving banks and bank holding companies located in other states. Kentucky permits nationwide reciprocal interstate banking acquisitions.
     The Financial Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") placed the savings and loan insurance fund under the control of the FDIC, created the Office of Thrift Supervision in the U.S. Treasury Department and created the Resolution Trust Corporation to act as receiver to liquidate failed thrift institutions. FIRREA further expanded the power of bank holding companies to allow for the acquisition of savings associations and to operate them as separate thrift subsidiaries. FIRREA enhanced the ability of bank holding companies to expand through thrift acquisitions beyond their present geographic interstate banking region. The tandem restrictions placed upon thrift subsidiaries of bank holding companies have been removed allowing linkage of deposit-taking activities and solicitation of deposits and loans on behalf of affiliate companies. FIRREA lead to many structural changes in competition for loans, deposits and other services, affected collateral valuation methods, and the acquisition of financial institutions.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires bank regulators to take specific prompt actions with respect to insured depository institutions that do not meet minimum capital standards. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An insured depository institution that is not "well capitalized" or "adequately capitalized" is prohibited from making capital distributions and may be required to submit a capital plan, restrict asset growth and limit new lines of business. Holding companies are also required to guarantee compliance by their insured depository institutions with any capital plans, subject to certain limits.
     Significantly and critically undercapitalized insured depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. In addition, critically undercapitalized insured depository institutions are subject to appointment of a receiver or conservator.
     Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting or offering brokered deposits. In addition, "pass-through" insurance coverage may not be available for certain employee benefit accounts. Other provisions included the imposition of specific accounting and reporting requirements and risk-based assessments for FDIC insurance.
     FDICIA contains numerous other provisions, including termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy. The provisions of FDICIA are effective on a staggered basis, with some having already taken effect, while others take effect at various dates over the next few years. Since all the regulations implementing this Act have not been finalized at this time, the full effects of FDICIA on the business of Liberty and its subsidiaries cannot be measured currently. However, this comprehensive legislation may significantly increase deposit insurance premiums and the costs of regulatory compliance for the entire banking industry, including Liberty.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of Liberty and its subsidiary banks cannot be predicted.

    The following tables set forth selected statistical information with respect to Liberty and its subsidiaries and should be read together with the consolidated financial statements of Liberty.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    The schedule captioned "Average Balances and Interest Rates" included on page 13 of Liberty's annual report to stockholders for the year ended December 31, 1993, which is incorporated herein by reference, shows, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or paid on such amount and the average rate earned or paid for each of the years in the three-year period ended December 31, 1993. The schedule also shows the average rate earned on all interest earning assets and the average rate paid on all interest bearing liabilities and the net interest margin (net interest income divided by total average interest earning assets) for each of the years in the three-year period ended December 31, 1993. Nonaccrual loans outstanding were included in calculating the rate earned on loans. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35% for 1993 and 34% for 1992 and 1991.
    The changes in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1993 and 1992 are shown in the schedule captioned "Analysis of Changes in Net Interest Income" included on page 6 of Liberty's annual report to stockholders for the year ended December 31, 1993, which is incorporated herein by reference. The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 35% for 1993 and 34% for 1992.

INVESTMENT PORTFOLIO

    The carrying value of investment securities is summarized as follows:

In thousands at December 31               1993             1992             1991
                                      --------         --------         --------
U.S. Treasury and Federal agencies    $552,980         $533,137         $470,463
States and political subdivisions      252,391          230,981          198,350
Other                                    6,547            4,676            6,200
                                      --------         --------         --------
                                      $811,918         $768,794         $675,013
                                      ========         ========         ========

    The maturity distribution and weighted average interest rates of investment securities (exclusive of Federal Reserve Bank, Federal Home Loan Bank and corporate stock) at December 31, 1993 are as follows:

                                                Maturing
                     -----------------------------------------------------------------
                                       After one but   After five but
                         Within           within           within            After
                        one year        five years        ten years        ten years
In thousands         --------------   --------------   --------------   --------------
except percentages     Amount  Rate     Amount  Rate     Amount  Rate     Amount  Rate
                     --------  ----   --------  ----   --------  ----   --------  ----
U.S. Treasury and
  Federal agencies   $234,143  5.06%  $299,736  5.29%    $9,761  6.98%    $9,340  6.14%
States and political
  subdivisions         15,345  9.37    150,446  9.28     84,578  7.68      2,022 11.91
Other                       -     -         54  8.86        200  6.93         25  5.50
                     --------         --------          -------          -------






                     $249,488  5.33   $450,236  6.62    $94,539  7.61    $11,387  7.16
                     ========         ========          =======          =======

    The weighted average interest rates for each maturity category is computed by dividing annualized interest income (net of amortization of premium or accretion of discount) by the carrying value of the respective investment securities. The weighted average rates on obligations of states and political subdivisions are computed on a taxable equivalent basis using a 35% tax rate.

LOAN PORTFOLIO

     The composition of loans is summarized as follows:

In thousands at December 31        1993        1992        1991        1990        1989
                             ----------  ----------  ----------  ----------  ----------
Commercial and financial       $817,133    $775,966    $732,709    $706,616    $686,903
Real estate - construction      108,420      93,375     109,385     109,434     103,203
Real estate - mortgage        1,235,215   1,129,536   1,054,607     721,524     682,985
Consumer                      1,350,214   1,181,052   1,029,767     998,911     924,863
Lease financing                 113,856      69,865      42,811      50,313      32,183
                             ----------  ----------  ----------  ----------  ----------
                             $3,624,838  $3,249,794  $2,969,279  $2,586,798  $2,430,137
                             ==========  ==========  ==========  ==========  ==========

     The following tables show the maturities of loans (excluding real estate - mortgage, consumer and lease financing categories) outstanding as of December 31, 1993 and the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                             Maturing
                                         ----------------------------------------------
                                                      After one
                                           Within    but within     After
In thousands                              one year   five years  five years     Total
                                         ----------  ----------  ----------  ----------
Commercial and financial                   $524,200    $220,097     $72,836    $817,133
Real estate - construction                   61,339      25,901      21,180     108,420
                                           --------    --------     -------    --------
                                           $585,539    $245,998     $94,016    $925,553
                                           ========    ========     =======    ========

                                          Interest sensitivity
                                         ----------------------
                                            Fixed     Variable
In thousands                                Rate        Rate
                                         ----------  ----------
Due after one but within five years         $88,559    $157,439
Due after five years                         24,007      70,009
                                           --------    --------
                                           $112,566    $227,448
                                           ========    ========

    The following table summarizes Liberty's nonaccrual, past due and restructured loans. See note 1 to Liberty's consolidated financial statements included in Liberty's annual report to stockholders for the year ended December 31, 1993, which is incorporated herein by reference, for a description of Liberty's policy for placing loans on nonaccrual status.

In thousands at December 31         1993       1992       1991       1990       1989
                                 -------    -------    -------    -------    -------
Nonaccrual loans                 $21,633    $22,297    $31,181    $17,808    $16,335
Accruing loans past due
  90 days or more                  3,843      3,740      8,863     12,362     12,989
Restructured loans                   696        579        992        481        193


    Information with respect to nonaccrual and restructured loans at December 31, 1993 is as follows:

In thousands                                   1993
                                             ------
Interest income that would have been         $1,911
  recorded if all such loans were on
  a current basis in accordance with
  their original terms

Interest income that was recorded               451


    At December 31, 1993, Liberty had $46,983,000 in loans for which payments were current, but the borrowers are currently experiencing financial difficulties. These potential problem loans are subject to continuing management attention and their classification is reviewed on a monthly basis.

SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes average loans outstanding; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; additions to the allowance that have been charged to expense; and other changes:

In thousands
except percentages                 1993        1992        1991        1990        1989
                             ----------  ----------  ----------  ----------  ----------
Average loans, net of
  unearned income            $3,383,888  $3,045,653  $2,770,146  $2,484,794  $2,272,398
                             ==========  ==========  ==========  ==========  ==========

Balance of allowance for
  loan losses at beginning
  of period                     $42,278     $38,525     $30,879     $34,933     $32,019
Loans charged off:
  Commercial and financial        3,274       5,772       5,135      11,014       3,367
  Real estate - construction          -       1,368         246         269          24
  Real estate - mortgage          2,614       3,499       1,415       1,222         336
  Consumer                       17,027      18,176      16,184      13,442       9,719
  Lease financing                   308         274         248         254         121
                                -------     -------     -------     -------     -------
    Total loans charged off      23,223      29,089      23,228      26,201      13,567
                                -------     -------     -------     -------     -------
Recoveries of loans
  previously charged off:
  Commercial and financial        1,409         820       1,155         853         437
  Real estate - construction          2          60         148           -           1
  Real estate - mortgage            424         543         112          70          95






  Consumer                        5,602       4,761       1,849       1,434       1,202
  Lease financing                    89          58          52          31          72
                                -------     -------     -------     -------     -------
    Total recoveries              7,526       6,242       3,316       2,388       1,807
                                -------     -------     -------     -------     -------
Net loans charged off            15,697      22,847      19,912      23,813      11,760
Additions to allowance
  charged to expense             19,754      26,600      25,612      19,157      13,790
Balance of allowance for
  loan losses of acquired
  banks at acquisition dates      2,766           -       1,946         602         884
                                -------     -------     -------     -------     -------
Balance at end of period        $49,101     $42,278     $38,525     $30,879     $34,933
                                =======     =======     =======     =======     =======
Ratio of net charge-offs
  during period to average
  loans, net of unearned
  income                           0.46%       0.75%       0.72%       0.96%       0.52%
                                   ====        ====        ====        ====        ====

    In determining the annual provision for loan losses charged to expense, senior management considers many factors. Among these are:
(1) the quality of the portfolio, (2) previous loss experience, (3) the size and composition of the portfolio, and (4) an assessment of current economic conditions. Also, a quarterly analysis is performed which considers the above factors. In addition, periodic examinations and evaluations by bank regulators and external auditors are considered.
    An allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated is as follows:

In thousands at December 31         1993       1992       1991       1990       1989
                                 -------    -------    -------    -------    -------
Commercial and financial         $10,903     $7,570     $9,224     $6,104    $10,107
Real estate - construction           860        501        806        543        572
Real estate - mortgage             6,519     11,001      6,035      3,471      3,903
Consumer                          18,107     14,014     15,970     11,407     13,579
Lease financing                      746        564        503        414        501
Unallocated                       11,966      8,628      5,987      8,940      6,271
                                 -------    -------    -------    -------    -------
                                 $49,101    $42,278    $38,525    $30,879    $34,933
                                 =======    =======    =======    =======    =======

    The ratio of loans in each category to total outstanding loans is as follows:

December 31                         1993       1992       1991       1990       1989
                                    ----       ----       ----       ----       ----
Commercial and financial              23%        24%        25%        27%        28%
Real estate - construction             3          3          4          4          4
Real estate - mortgage                34         35         35         28         28
Consumer                              37         36         35         39         38
Lease financing                        3          2          1          2          2
                                     ---        ---        ---        ---        ---
                                     100%       100%       100%       100%       100%
                                     ===        ===        ===        ===        ===

DEPOSITS

    The average balance of deposits and average rates paid on such deposits for the years indicated is summarized as follows:







                                   1993                  1992                  1991
                     ------------------    ------------------    ------------------
In thousands            Average Average       Average Average       Average Average
except percentages      Balance    Rate       Balance    Rate       Balance    Rate
                     ----------  ------    ----------  ------    ----------  ------
Non-interest bearing
  demand deposits      $682,714              $610,824              $540,751
Interest bearing
  demand deposits       583,081    2.54%      513,063    3.39%      418,083    5.13%
Savings deposits      1,000,881    2.88       902,097    3.72       606,470    5.44
Time deposits         1,596,247    4.44     1,518,980    5.77     1,606,699    7.10
                     ----------            ----------            ----------
                     $3,862,923            $3,544,964            $3,172,003
                     ==========            ==========            ==========

    Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1993 are summarized as follows:

                                    Time Certificates
In thousands                               of Deposit
                                           ----------
3 months or less                             $159,961
over 3 through 6 months                        36,087
over 6 through 12 months                       55,639
over 12 months                                 82,586
                                             --------
                                             $334,273
                                             ========

RETURN ON EQUITY AND ASSETS

    The following table presents various key financial ratios:

Year ended December 31                                1993        1992        1991
                                                     -----       -----       -----
Return on average assets                              1.09%       1.06%       1.00%
Return on average stockholders' equity               13.68       13.63       13.41
Dividend payout ratio                                39.78 (a)   32.79       31.93
Average stockholders' equity to average assets        7.96        7.75        7.46

(a) Includes $0.13 per share special dividend declared December 15, 1993 and paid January 1, 1994 in order to align Liberty's current dividend schedule with the current BANC ONE CORPORATION dividend schedule.
    See note 2 to Liberty's consolidated financial statements included in Liberty's annual report to stockholders for the year ended December 31, 1993, which is incorporated herein by reference.

SHORT-TERM BORROWING

    Federal funds purchased and securities sold under agreements to repurchase generally mature within one to thirteen days from the date of the transaction. The following table shows information relating to federal funds purchased and securities sold under agreements to repurchase.

In thousands except percentages                       1993        1992        1991
                                                  --------    --------    --------






Amount outstanding at year end                    $221,189    $326,663    $246,721
Weighted average interest rate at year end            2.66%       3.15%       4.13%
Maximum amount outstanding at any month end       $449,695    $384,945    $346,386
Average amount outstanding during year             334,305     316,828     303,927
Weighted average interest rate during the year        2.94%       3.49%       5.59%


ITEM 2. PROPERTIES

    Liberty's investments in premises and equipment are through its subsidiaries. The main offices of Liberty and its principal subsidiary, Liberty Bank, are located at 416 West Jefferson Street, Louisville, Kentucky. Data processing and certain other operations of Liberty Bank are located at 1251 South Fourth Street, Louisville, Kentucky. Both buildings are owned by Investment Realty Company, a wholly-owned subsidiary of Liberty Bank, and occupied entirely by Liberty Bank. In addition, Liberty Bank currently occupies under a long-term lease approximately four floors in a 23-story office building located at One Riverfront Plaza in Louisville, Kentucky. This space is primarily used by Liberty Bank's Retail Banking Group. The Banks also lease a total of approximately 33,000 square feet in five warehouse facilities used to store records and supplies.
    The Banks lease 44 and own, either directly or indirectly through subsidiaries, 52 of their banking offices. Seven other banking offices are part of land lease arrangements under which the land is leased, but the building thereon is owned.
    Additionlly, Investment Realty Company has under long-term leases parcels of land and buildings thereon (of which the eight-story Marion
E. Taylor office building is one) which are adjacent to the property on which Liberty's main office is located. These leases give Liberty control of the entire block situated between Jefferson and Liberty Streets and bounded by the Fourth Avenue Mall and Fifth Street in Louisville, Kentucky. These leased properties were acquired to fulfill current and future space requirements. Liberty Bank currently occupies all but a portion of two floors in the Marion E. Taylor office building.
   See note 7 and 12 to Liberty's consolidated financial statements included in Liberty's annual report to stockholders for the year ended December 31, 1993 which is incorporated herein by reference, for additional information relating to amounts in premises and equipment, and lease commitments.

ITEM 3. LEGAL PROCEEDINGS

    In 1989, a jury returned a verdict against Liberty Bank for compensatory damages based on lender liability claims which totaled (net of a judgment in Liberty Bank's favor against the borrower of approximately $2.8 million under a note) approximately $4.2 million.
On September 23, 1991, the trial court granted Liberty Bank's motion for a judgment notwithstanding the verdict ("JNOV") thereby overturning the judgment, and conditionally granted Liberty Bank's motion for a new trial if the JNOV was subsequently vacated or reversed on appeal. On March 19, 1993, the Kentucky Court of Appeals issued an opinion vacating the JNOV and the conditional grant of a new trial and remanded the matter to the trial court for proceedings consistent with the opinion.
    As previously announced, in September 1993 the Kentucky Supreme Court denied Liberty Bank's motion for discretionary review of the Kentucky Court of Appeals decision. In October 1993, Liberty paid the sum of $4,202,458 in damages and $2,007,542 for interest on that amount to settle the matter. Liberty accrued and charged to operations the settlement amount in the third quarter of 1993. All related federal court proceedings were settled at no additional expense to Liberty.
    See note 13 to Liberty's consolidated financial statements included in Liberty's annual report to stockholders for the year ended December 31, 1993 which is incorporated herein by reference, for additional information relating to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following paragraphs set forth, for each executive officer of Liberty as of March 1, 1994, each person's name, age, position, business experience during the past five years, and the year the person first became an officer of Liberty or its predecessor. There are no family relationships among executive officers.
    Kathryn Ross Arterberry, age 37, is Assistant Secretary, Executive
Vice President and General Counsel of Liberty Bank and Assistant Secretary and, since 1992, General Counsel of Liberty; she first became an officer of Liberty Bank in 1988, and served as Senior Vice President of Liberty Bank through 1993.
    John F. Barron, age 42, is Assistant Treasurer of Liberty and Senior Vice President and Assistant Comptroller of Liberty Bank: he first became an officer of Liberty Bank in 1978.
    Paul E. Bleuel, Jr., age 50, is Senior Vice President and Corporate Planning Officer of Liberty and Executive Vice President of Liberty Bank;
he first became an officer of Liberty Bank in 1971.
    Malcolm B. Chancey, Jr., age 62, is Chairman of the Board, President and Chief Executive Officer of Liberty and Chairman of the Board and Chief Executive Officer of Liberty Bank; he first became an officer of Liberty Bank in 1968.
    Elisabeth Y. Clark, age 44, is Executive Vice President of Liberty Bank; she first became an officer of Liberty Bank in 1980, and served as Senior Vice President from 1984 through 1993.
    R. Helm Dobbins, age 42, is Executive Vice President of Liberty Bank;
he first became an officer of Liberty Bank in 1978, and served as Senior Vice President from 1981 through 1992.
    Nathan B. Evans, age 42, is Senior Vice President and Director of
Credit Review of Liberty and Senior Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1979.
    Theodore R. Frith, age 51, is Executive Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1970.
    Richard R. Galaty, age 49, is Executive Vice President of Liberty
Bank; he was Senior Loan Administrator of Union Bank in Los Angeles, California, from 1981 to 1989; Senior Credit Administrator of First Interstate Bancorp in Los Angeles from 1989 to 1991; and Chief Credit Officer of First Interstate Bank in Denver, Colorado, from 1991 to 1993, when he joined Liberty Bank.
    Terry D. Gardner, age 43, is Senior Vice President of Liberty Bank and, since 1993, Senior Vice President and Auditor of Liberty and Senior Auditor






of Liberty Bank; he first became an officer of Liberty Bank in 1987 and served as Auditor of Liberty Bank through 1993.
    Maria I. Gerwing, age 46, is Executive Vice President of Liberty Bank; she first became an officer of Liberty Bank in 1974, and served as Senior Vice President from 1979 through 1991.
    R. K. Guillaume, age 50, is Executive Vice President of Liberty and President of Liberty Bank; he first became an officer of Liberty Bank in 1968.
    Ronald M. Holt, age 46, has served as Executive Vice President of Liberty Bank since 1990; he served as Director and Executive Vice
President of First American Trust Company in Nashville, Tennessee from
1986 until 1990, when he joined Liberty Bank.
    John P. Knight, Jr., age 49, is Executive Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1969, and served as Senior Vice President from 1978 through 1991.
    James T. McKenzie, age 44, is Executive Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1972, and served as Senior Vice President of Liberty Bank through 1993.
    Carl R. Page, age 45, is Secretary of Liberty and Liberty Bank and Executive Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1976.
    Bruce W. Raque, age 41, is Assistant Treasurer and Tax Officer of Liberty and is Senior Vice President and Assistant Comptroller of
Liberty Bank; he first became an officer of Liberty Bank in 1981.
    W. LeGrande Rives, age 53, is Executive Vice President of Liberty
Bank; he first became an officer of Liberty Bank in 1989.
    Jack H. Shipman, age 57, is Executive Vice President of Liberty and Liberty Bank; he first became an officer of Liberty Bank in 1970.
    Hugh M. Shwab III, age 56, is Executive Vice President of Liberty
Bank; he first became an officer of Liberty Bank in 1970.
    John Y. Van Bibber, age 63, is Executive Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1964.
    Carl E. Weigel, age 62, is Treasurer and Chief Financial Officer of Liberty, Executive Vice President and Comptroller of Liberty Bank and has served since 1990 as Cashier of Liberty Bank; he first became an officer of Liberty Bank in 1974.
    Russell B. Zaino, age 45, is Senior Vice President and Chief Regulations Compliance Officer of Liberty and Senior Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1976.
    Kevin M. Zemanski, age 35, is Credit Policy Adminstration/Consumer Compliance Officer of Liberty, served from 1988 to 1992 as Consumer Compliance Officer of Liberty, and is Senior Vice President of Liberty Bank; he first became an officer of Liberty Bank in 1986.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information captioned "Market Data" included on page 14 of Liberty's annual report to stockholders for the year ended
December 31, 1993 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information captioned "Consolidated Selected Financial Data" included on page 14 of Liberty's annual report to stockholders for the year ended December 31, 1993 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Management's Discussion and Analysis included on pages 4 through 13 of Liberty's annual report to stockholders for the year ended
December 31, 1993 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Liberty and report of independent auditors included on pages 16 through 35 in Liberty's annual report to stockholders for the year ended December 31, 1993 are incorporated herein by reference:

        Consolidated balance sheet






        Consolidated statement of income
        Consolidated statement of changes in stockholders' equity
        Consolidated statement of cash flows
        Notes to consolidated financial statements
        Report of independent auditors

    The information captioned "Quarterly Results of Operations" included on page 15 of Liberty's annual report to stockholders for the year ended December 31, 1993 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing in the section entitled "Board of Directors and Executive Officers" in Liberty's Proxy Statement is incorporated herein by reference. In addition, information with respect to Liberty's executive officers is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information appearing in the section entitled "Executive
Compensation" in Liberty's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the sections entitled "Principal
Shareholders" and "Board of Directors and Executive Officers" in Liberty's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the section entitled "Board of Directors and Executive Officers" in Liberty's Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1)  List of Financial Statements filed

    The following consolidated financial statements of Liberty and report of independent auditors included in Liberty's annual report to stockholders for the year ended December 31, 1993 were incorporated by reference in Part II, Item 8 of this report:

        Consolidated balance sheet
        Consolidated statement of income
        Consolidated statement of changes in stockholders' equity
        Consolidated statement of cash flows
        Notes to consolidated financial statements
        Report of independent auditors

    (a) (2)  List of Financial Statement Schedules filed

    Schedules to the consolidated financial statements required by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

    (a) (3)  List of Exhibits filed

        (3.1) Liberty's Amended and Restated Articles of Incorporation are incorporated herein by reference to Exhibit (3) to Liberty's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.







        (3.2) Liberty's Bylaws are incorporated herein by reference to Exhibit (3) (b) to Liberty's Annual Report on Form 10-K for the year ended December 31, 1988.

        (4.1) Rights Agreement dated August 19, 1992, between Liberty National Bancorp, Inc., and Chemical Bank is incorporated by reference to Exhibits 4 and 10.1 to Liberty's Current Report on Form 8-K dated
August 19, 1992.

        (4.2) First Amendment dated as of November 2, 1993, to the Rights Agreement dated August 19, 1992, between Liberty National Bancorp, Inc., and Chemical Bank is incorporated by reference to Exhibit 4.1 to Liberty's Current Report on Form 8-K dated November 2, 1993.

        (4.3) Instruments defining the rights of holders of long-term debt of Liberty and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of Liberty. Liberty undertakes to file these instruments with the United States Securities and Exchange Commission (the "Commission") upon request.

        (10.1) Liberty National Bank and Trust Company Compensation Deferral Plan is incorporated herein by reference to Exhibit (10.1) to Liberty's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1993.

        (10.2) Liberty National Bank and Trust Company Excess Benefit Plan is incorporated herein by reference to Exhibit (10.2) to Liberty's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

        (10.3) Liberty National Bancorp, Inc., Management Incentive Compensation Plan amended and restated as of January 1992 is incorporated herein by reference to Exhibit (10) (c) to Liberty's Annual Report on Form 10-K for the year ended December 31, 1991.

        (10.4) Amendment No. 1 to Liberty National Bancorp, Inc., Management Incentive Compensation Plan, as amended and restated as of January 1992, as amended as of December 1993 is incorporated herein by reference to Exhibit 10.5 to Liberty's Form S-8 Registration Statement No. 33-52275.

        (10.5) Form of Officer Compensation Continuation Agreement between Liberty and certain officers of Liberty and the Banks, as amended, is incorporated herein by reference to Exhibit (10) (e) to Liberty's Annual Report on Form 10-K for the year ended December 31, 1989.

        (10.6) Credit Agreement dated as of June 18, 1992 among Liberty National Bancorp, Inc., and The Chase Manhattan Bank (National
Association), as Initial Bank and Agent, is incorporated herein by reference to Exhibit (10) to Liberty's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

        (10.7)  Liberty National Bancorp, Inc., 1986 Stock Option Plan
As Amended and Restated as of January 10, 1990, and as further Amended February 16, 1993, is incorporated herein by reference to Exhibit (10) (f) to Liberty's Annual Report on Form 10-K for the year ended
December 31, 1992.

        (10.8) First Federal Savings Bank 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Liberty's Form S-8 Registration Statement No. 33-52275.

        (11)  Statement regarding the computation of per share earnings.

        (13) Portions of the annual report to stockholders for the year ended December 31, 1993 which are expressly incorporated by reference in this filing.

        (21)  Subsidiaries of Liberty.

        (23)  Consent of Coopers & Lybrand.

        (99.1) Annual report on Form 11-K for The Liberty 1992 Restated Thrift Plan for the year ended December 31, 1993, as authorized by






Rule 15d-21. Plan financial statements are filed in paper under cover of Form SE, as allowed by Rule 311 of Regulation S-T.

        (99.2)  Undertakings.

    (b)  Reports on Form 8-K

    Liberty filed the following report on Form 8-K during the three month period ended December 31, 1993:

     A Form 8-K dated November 2, 1993 was filed with the Commission relating to the announcement by Liberty and BANC ONE CORPORATION that they have signed an agreement for the merger of Liberty with an affiliate of BANC ONE CORPORATION.

    (c)  Exhibits

    The exhibits listed in response to Item 14(a)(3) are filed as part of this report.

    (d)  Financial Statement Schedules

    None.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Liberty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LIBERTY NATIONAL BANCORP, INC.
                                    (Registrant)


March 16, 1994                By:   /s/ MALCOLM B. CHANCEY, JR.
                                    ---------------------------
                                    MALCOLM B. CHANCEY, JR.
                                    Chairman of the Board, President
                                    and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Liberty and in the capacities and on the dates indicated.


                                 Chairman of the Board,
                                 President and Director
                                 (Principal
/s/ MALCOLM B. CHANCEY, JR.      Executive Officer)         March 16, 1994
- ---------------------------
Malcolm B. Chancey, Jr.

                                 Executive Vice President
/s/ R. K. GUILLAUME              and Director               March 16, 1994
- ---------------------------
R. K. Guillaume

                                 Treasurer
                                 (Principal Financial
/s/ CARL E. WEIGEL               and Accounting Officer)    March 16, 1994
- ---------------------------
Carl E. Weigel

/s/ JOHN F. BARRON               Assistant Treasurer        March 16, 1994
- ---------------------------
John F. Barron

/s/ STANLEY S. DICKSON           Director                   March 16, 1994
- ---------------------------
Stanley S. Dickson







/s/ C. H. DISHMAN III            Director                   March 16, 1994
- ---------------------------
C. H. Dishman III

/s/ WALLACE H. DUNBAR            Director                   March 16, 1994
- ---------------------------
Wallace H. Dunbar

/s/ OWSLEY BROWN FRAZIER         Director                   March 16, 1994
- ---------------------------
Owsley Brown Frazier

/s/ GEORGE E. GANS III           Director                   March 16, 1994
- ---------------------------
George E. Gans III

                                 Director                   March   , 1994
- ---------------------------
George N. Gill

                                 Director                   March   , 1994
- ---------------------------
Frank B. Hower, Jr.

/s/ NANCY LAMPTON                Director                   March 16, 1994
- ---------------------------
Nancy Lampton

/s/ LEONARD E. LYLES             Director                   March 16, 1994
- ---------------------------
Leonard E. Lyles

/s/ MARTIN S. MARGULIS           Director                   March 16, 1994
- ---------------------------
Martin S. Margulis

/s/ JAMES W. MCDOWELL, JR.       Director                   March 16, 1994
- ---------------------------
James W. McDowell, Jr.

/s/ JOHN C. NICHOLS II           Director                   March 16, 1994
- ---------------------------
John C. Nichols II

/s/ GOUVERNEUR H. NIXON          Director                   March 16, 1994
- ---------------------------
Gouverneur H. Nixon

/s/ JOSEPH W. PHELPS             Director                   March 16, 1994
- ---------------------------
Joseph W. Phelps

/s/ CYRUS S. RADFORD, JR.        Director                   March 16, 1994
- ---------------------------
Cyrus S. Radford, Jr.

/s/ MAX L. SHAPIRA               Director                   March 16, 1994
- ---------------------------
Max L. Shapira

/s/ ROBERT L. TAYLOR             Director                   March 16, 1994
- ---------------------------
Robert L. Taylor
                                     EXHIBIT INDEX

Exhibit                                                                   Paper (P) or
Number        Brief Description                                          Electronic (E)
- ---------     -----------------                                          -------------
   (3.1)      Liberty's Amended and Restated Articles of Incorporation         (P)
              are incorporated herein by reference to Exhibit 3 to
              Liberty's Quarterly Report on Form 10-Q for the quarter






              ended March 31, 1993.

   (3.2)      Liberty's Bylaws are incorporated herein by reference            (P)
              to Exhibit (3) (b) to Liberty's Annual Report on Form
              10-K for the year ended December 31, 1988.

   (4.1)      Rights Agreement dated August 19, 1992, between Liberty          (P)
              National Bancorp, Inc., and Chemical Bank is incorporated
              by reference to Exhibits 4 and 10.1 to Liberty's Current
              Report on Form 8-K dated August 19, 1992.

   (4.2)      First Amendment dated as of November 2, 1993, to the Rights      (E)
              Agreement dated August 19, 1992, between Liberty National
              Bancorp, Inc., and Chemical Bank is incorporated by
              reference to Exhibit 4.1 to Liberty's Current Report on
              Form 8-K dated November 2, 1993.

   (4.3)      Instruments defining the rights of holders of long-term          N/A
              debt of Liberty and its subsidiaries are not filed as
              Exhibits because the amount of debt under each instrument
              is less than 10% of the consolidated assets of Liberty.
              Liberty undertakes to file these instruments with the
              Commission upon request.

   (10.1)     Liberty National Bank and Trust Company Compensation             (P)
              Deferral Plan is incorporated herein by reference to
              Exhibit (10.1) to Liberty's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1993.

   (10.2)     Liberty National Bank and Trust Company Excess Benefit           (P)
              Plan is incorporated herein by reference to Exhibit (10.2)
              to Liberty's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1993.

   (10.3)     Liberty National Bancorp, Inc., Management Incentive             (P)
              Compensation Plan amended and restated as of January 1992
              is incorporated herein by reference to Exhibit (10) (c) to
              Liberty's Annual Report on Form 10-K for the year ended
              December 31, 1991.

   (10.4)     Amendment No. 1 to Liberty National Bancorp, Inc.,               (E)
              Management Incentive Compensation Plan, as amended and
              restated as of January 1992, as amended as of December 1993 is incorporated herein by reference to Exhibit 10.5 to
              Liberty's Form S-8 Registration Statement No. 33-52275.

   (10.5)     Form of Officer Compensation Continuation Agreement              (P)
              between Liberty and certain officers of Liberty and the
              Banks, as amended, is incorporated herein by reference to
              Exhibit (10) (e) to Liberty's Annual Report on Form 10-K
              for the year ended December 31, 1989.

   (10.6)     Credit Agreement dated as of June 18, 1992 among Liberty         (P)
              National Bancorp, Inc., and The Chase Manhattan Bank
              (National Association), as Initial Bank and Agent, is
              incorporated herein by reference to Exhibit (10) to
              Liberty's Quarterly Report on Form 10-Q for the quarter
              ended June 30, 1992.

   (10.7)     Liberty National Bancorp, Inc., 1986 Stock Option Plan           (P)
              As Amended and Restated as of January 10, 1990, and as
              further Amended February 16, 1993, is incorporated herein
              by reference to Exhibit (10) (f) to Liberty's Annual
              Report on Form 10-K for the year ended December 31, 1992.

   (10.8)     First Federal Savings Bank 1992 Stock Option Plan is             (E)
              incorporated herein by reference to Exhibit 10.1 to Liberty's
              Form S-8 Registration Statement No. 33-52275.

   (11)       Statement regarding the computation of per share earnings.       (E)

   (13)       Portions of the annual report to stockholders for the year       (E)
              ended December 31, 1993 which are expressly incorporated
              by reference in this filing.







   (21)       Subsidiaries of Liberty.                                         (E)

   (23)       Consent of Coopers & Lybrand.                                    (E)

   (99.1)     Annual report on Form 11-K for The Liberty 1992 Restated      (E) & (P)
              Thrift Plan for the year ended December 31, 1993, as
              authorized by Rule 15d-21.  Plan financial statements are
              filed in paper under cover of Form SE, as allowed by Rule
              311 of Regulation S-T.

   (99.2)     Undertakings.                                                    (E)

