Form 10-Q
period 1994-03-31
LIBERTY NATIONAL BANCORP INC /KY/
filed 1994-05-02
CIK 316909

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-Q

 (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1994

                                      or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock - 25,743,815 shares outstanding at April 28, 1994.

                      PART I - FINANCIAL INFORMATION

    The consolidated financial statements of Liberty National Bancorp, Inc. ("Liberty") and subsidiaries submitted herewith are unaudited. However, in the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of the results for the interim periods have been made.

ITEM 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of Liberty and subsidiaries are submitted herewith:

    Consolidated balance sheet - March 31, 1994 and December 31, 1993 Consolidated statement of income - three months ended
      March 31, 1994 and 1993
    Consolidated statement of changes in stockholders' equity - three months ended March 31, 1994 and 1993
    Consolidated statement of cash flows - three months ended
      March 31, 1994 and 1993
    Notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET
Liberty National Bancorp, Inc., and Subsidiaries

                                                            March 31      December 31






                                                                1994             1993
In thousands except share data                            ----------       ----------
Assets
Cash and due from banks.................................    $361,968         $252,414
Interest bearing deposits with banks....................       1,852            1,065
Federal funds sold and securities
  purchased under agreements to resell..................      13,175          116,650
Trading account securities..............................         207               41
Mortgage loans held for sale............................       5,513            6,364
Investment securities available for sale................     203,519                -
Investment securities held to maturity (fair value
  $628,971 in 1994; $826,654 in 1993)...................     626,714          811,918

Loans (net of unearned income of $36,269 in
  1994; $36,014 in 1993)................................   3,671,074        3,588,824
Less:
  Allowance for loan losses.............................      48,811           49,101
                                                          ----------       ----------
    Net loans...........................................   3,622,263        3,539,723

Premises and equipment..................................      73,582           72,393
Other assets............................................     115,458          115,527
                                                          ----------       ----------
    Total...............................................  $5,024,251       $4,916,095
                                                          ==========       ==========
Liabilities
Deposits
  Non-interest bearing - domestic.......................    $744,795         $818,978
  Interest bearing - domestic...........................   3,088,514        3,199,158
  Interest bearing - foreign............................     211,076           61,083
                                                          ----------       ----------
    Total deposits......................................   4,044,385        4,079,219

Federal funds purchased and securities
  sold under agreements to repurchase...................     354,820          221,189
Commercial paper........................................       4,712            5,072
Other short-term borrowings.............................      66,243           66,326
Other liabilities.......................................      41,581           41,147
Long-term debt..........................................     103,377          103,610
                                                          ----------       ----------
    Total liabilities...................................   4,615,118        4,516,563
                                                          ----------       ----------
Stockholders' Equity
Preferred stock
  Authorized and unissued 10,000,000 shares.............           -                -
Common stock
  Authorized 60,000,000 shares
  Issued and outstanding 25,742,775 shares in
  1994 and 25,729,935 shares in 1993....................      47,008           46,863
Surplus.................................................      79,771           79,691
Retained earnings.......................................     282,035          272,978
Net unrealized gain on investment securities
  available for sale....................................         319                -
                                                          ----------       ----------
    Total stockholders' equity..........................     409,133          399,532
                                                          ----------       ----------
    Total...............................................  $5,024,251       $4,916,095
                                                          ==========       ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Liberty National Bancorp, Inc., and Subsidiaries

                                            Three Months Ended
                                                      March 31
                                                1994      1993
In thousands except per share data           -------   -------
Interest income
  Loans (including fees).................... $68,869   $65,754
  Federal funds sold and securities






    purchased under agreements to resell....     569     1,020
  Deposits with banks.......................      10         1
  U.S. Treasury and Federal agencies........   6,908     8,124
  Obligations of states and political
    subdivisions............................   3,578     3,500
  Other securities..........................      94        73
  Mortgage loans held for sale..............      86        59
  Trading account securities................       1        44
                                             -------   -------
    Total interest income...................  80,115    78,575
                                             -------   -------
Interest expense
  Deposits..................................  28,587    28,343
  Federal funds purchased and securities
    sold under agreements to repurchase.....   2,485     2,964
  Other short-term borrowings...............     425       296
  Long-term debt............................   1,784       635
                                             -------   -------
    Total interest expense..................  33,281    32,238
                                             -------   -------
Net interest income.........................  46,834    46,337
  Provision for loan losses.................   2,885     5,627
Net interest income after provision for      -------   -------
  loan losses...............................  43,949    40,710
                                             -------   -------
Non-interest income
  Trust income..............................   3,581     3,261
  Service charges on deposit accounts.......   4,689     4,128
  Bankcard income...........................   1,339     1,308
  Insurance premium income..................     881       620
  Commissions and trading account profits...     633       688
  Investment securities gains...............      10         -
  Other.....................................   4,506     3,051
                                             -------   -------
    Total non-interest income...............  15,639    13,056
                                             -------   -------
Non-interest expense
  Salaries and employee benefits............  18,253    17,307
  Net occupancy expense.....................   2,997     2,539
  Equipment expense.........................   3,692     3,302
  Other.....................................  15,025    13,151
                                             -------   -------
    Total non-interest expense..............  39,967    36,299
                                             -------   -------
Income before income taxes..................  19,621    17,467
  Income tax expense........................   5,544     4,749
                                             -------   -------
Net income.................................. $14,077   $12,718
                                             =======   =======

Net income per share........................   $0.55     $0.51

Average shares outstanding..................  25,733    25,055

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Liberty National Bancorp, Inc., and Subsidiaries

                                                               1994              1993
In thousands except per share data                         --------          --------
Balance January 1,.......................................  $399,532          $353,227
Net income...............................................    14,077            12,718
Cash dividends declared - 1994, $0.195 per
  share; 1993, $0.16875 per share........................    (5,020)           (4,227)
Exercise of stock options................................       225               705
Net unrealized gain on investment securities
  available for sale.....................................       319                 -
                                                           --------          --------
Balance March 31,........................................  $409,133          $362,423
                                                           ========          ========






See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Liberty National Bancorp, Inc., and Subsidiaries

                                                                   Three Months Ended
                                                                             March 31
                                                                     1994        1993
In thousands                                                     --------    --------
Cash flows from operating activities
  Net income....................................................  $14,077     $12,718
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Provision for loan losses.................................    2,885       5,627
      Depreciation, amortization and accretion, net.............    5,415       4,637
      Deferred income tax expense...............................    2,080         629
      (Gain) on sales of trading account securities,
        investment securities and mortgage loans held for sale..     (463)       (799)
      (Gain) on sales of premises and equipment.................     (720)        (23)
      Decrease (increase) in trading account securities.........      207      (3,692)
      Decrease in mortgage loans held for sale..................      931         380
      (Increase) decrease in accrued interest receivable........   (1,175)        981
      Decrease in other assets..................................    3,268       2,515
      (Decrease) in accrued interest payable....................      (51)     (2,445)
      Increase in current income taxes payable..................    2,298       3,742
      (Decrease) in other liabilities...........................   (1,953)     (2,200)
                                                                 --------    --------
        Net cash provided by operating activities...............   26,799      22,070
                                                                 --------    --------
Cash flows from investing activities
  Net (increase) in interest bearing
    deposits with banks.........................................     (787)          -
  Net decrease in federal funds sold and
    securities purchased under agreements to resell.............  103,475      10,025
  Purchases of investment securities available for sale.........  (39,163)          -
  Purchases of investment securities held to maturity...........  (50,934)    (78,676)
  Proceeds from sales of investment
    securities available for sale...............................      312           -
  Proceeds from maturities of investment
    securities available for sale...............................   28,713           -
  Proceeds from maturities of investment
    securities held to maturity.................................   41,266     110,301
  Net (increase) in loans made to customers.....................  (90,440)    (59,233)
  Purchases of premises and equipment...........................   (3,699)     (3,810)
  Proceeds from sales of premises and equipment.................      769          63
                                                                 --------    --------
    Net cash (used) by investing activities.....................  (10,488)    (21,330)
                                                                 --------    --------
Cash flows from financing activities
  Net (decrease) increase in deposits...........................  (34,834)     40,106
  Net increase in federal funds purchased
    and securities sold under agreements to repurchase..........  133,631      84,688
  Net (decrease) in commercial paper............................     (360)       (758)
  Net (decrease) in other short-term borrowings.................      (83)    (17,785)
  Repayment of long-term debt...................................     (236)     (2,239)
  Proceeds from issuance of common stock........................      145         534
  Cash dividends paid...........................................   (5,020)     (4,227)
                                                                 --------    --------
    Net cash provided by financing activities...................   93,243     100,319
                                                                 --------    --------
Net increase in cash and cash equivalents.......................  109,554     101,059
Cash and cash equivalents at beginning of year..................  252,414     252,817
                                                                 --------    --------
Cash and cash equivalents at end of period...................... $361,968    $353,876
                                                                 ========    ========

Supplemental disclosure
  Interest paid                                                   $33,332     $34,683
  Income taxes paid                                                 1,166         379






  Noncash investing and financing activities                        5,067       8,736

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liberty National Bancorp, Inc., and Subsidiaries


1.  Summary of Significant Matters and Accounting Policies
The accounting and reporting policies of Liberty National Bancorp, Inc., ("Liberty"), and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry.

The consolidated financial statements include the accounts of Liberty and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

A description of other significant matters and accounting policies is presented in the notes to the consolidated financial statements in the December 31, 1993 annual report to stockholders. Such notes should be read in conjunction with the consolidated financial statements presented herein.

2.  Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses follows:

                                                          1994           1993
In thousands                                           -------        -------
Balance January 1,...................................  $49,101        $42,278
Additions:
  Provision for loan losses..........................    2,885          5,627
                                                       -------        -------
                                                        51,986         47,905
Deductions:                                            -------        -------
  Charge-offs........................................    5,749          5,506
  Less recoveries....................................    2,574          1,573
                                                       -------        -------
    Net charge-offs..................................    3,175          3,933
                                                       -------        -------
March 31,............................................  $48,811        $43,972
                                                       =======        =======

3.  Investment Securities Gains
Income tax expense attributable to investment securities gains was $4,000 for the three months ended March 31, 1994.

4. Stockholders' Equity
On April 14, 1993, Liberty's Board of Directors declared a 4-for-3 common stock split in the form of a 33 1/3% stock dividend. The shares were distributed May 17, 1993 to stockholders of record on May 3, 1993. All average share and per share information herein has been adjusted to reflect the stock split.

5.  Pending merger
On November 3, 1993, Liberty and BANC ONE CORPORATION ("BANC ONE") announced they had signed an agreement for the merger of Liberty with a a subsidiary of BANC ONE.

Terms of the agreement call for Liberty shareholders to receive $35.00 in value of BANC ONE stock if BANC ONE shares are trading between $37.79 and $40.00 a share. If BANC ONE shares are trading at or below $37.79 per share, Liberty shareholders will receive 0.9262 shares of BANC ONE stock for each share of Liberty. If BANC ONE is trading at or above $40.00, Liberty shareholders will receive 0.8750 shares of BANC ONE stock for each Liberty share.

Under the terms of the agreement, Liberty has the right to terminate the transaction if BANC ONE shares are trading below $34.55 per share and at or above $31.82 per share, unless BANC ONE agrees to issue additional shares to Liberty shareholders so that the value of BANC ONE shares received by Liberty shareholders is not less than $32.00 per Liberty share. Under further terms of the agreement, Liberty may terminate the transaction if the BANC ONE shares are trading at less than $31.82 per BANC ONE share. Liberty's right to terminate the transaction in these circumstances occurs shortly prior to the anticipated closing of the transaction when BANC ONE stock is valued for purposes of the transaction. The value of BANC ONE stock will be determined by averaging trading prices during a 15-day trading period ending eight trading days prior to the closing.

The BANC ONE share prices and exchange ratio discussed in the previous paragraphs have been adjusted to reflect a 10% stock dividend paid
March 4, 1994 to BANC ONE shareholders of record as of February 16, 1994 which BANC ONE declared on January 25, 1994.

In connection with this agreement, Liberty has granted BANC ONE an option to purchase up to 19.9% of its common stock under certain circumstances. The transaction is subject to Liberty shareholder and regulatory approval and is anticipated to be completed during the third quarter of 1994.

6.  Change in Accounting Principle
Effective January 1, 1994, Liberty adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that investment securities be classified as either securities held to maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in net income; or securities available for sale, which are reported at fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders' equity. The net unrealized gain on investment securities available for sale at March 31, 1994 was $319,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      The following paragraphs discuss the results of operations for Liberty and its subsidiaries for the three months ended March 31, 1994 and compare that period with the same period of the previous year. In addition, the discussion describes the significant changes in the relative financial condition of Liberty that have occurred during the first three months of 1994 compared to the year ended December 31, 1993. The analysis focuses on two key determinants of an institution's financial condition: liquidity and capital. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in
Part I, Item 1 of this report.

ACQUISITIONS

      During 1993, Liberty completed the acquisition of two Kentucky banking entities. The acquisitions included Financial Dominion of Kentucky Corporation ("Financial Dominion"), holding company for Hardin County Bank and Trust, Inc., in Radcliff ("Radcliff") and Farmers Deposit Bank in Brandenburg ("Brandenburg") on March 31, 1993; and First Federal Savings Bank located in Hopkinsville ("Hopkinsville") on November 30, 1993. The Financial Dominion acquisition, which was recorded as of April 1, 1993 for financial reporting purposes, was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired banks prior to the acquisition date have not been included in the accompanying consolidated statement of income. The Hopkinsville acquisition was accounted for using the pooling-of-interests method of accounting, except that prior periods have not been restated since the effect was not material. Due to these acquisitions, any ratios or analyses comparing periods before or after to the period of the individual acquisition will not be comparable. The acquired banking entities described above had combined total assets of approximately $202,000,000 at their acquisition dates.
      Radcliff and Brandenburg were merged with Liberty National Bank and Trust Company of Hardin County during February 1994 to form Liberty
National Bank and Trust Company of Central Kentucky. Hopkinsville was merged with Liberty National Bank of Madisonville during April 1994 to form Liberty National Bank and Trust Company of Western Kentucky.

PENDING MERGER

      On November 3, 1993, Liberty and BANC ONE CORPORATION ("BANC ONE") announced they had signed an agreement for the merger of Liberty with a subsidiary of BANC ONE.
      Terms of the agreement call for Liberty shareholders to receive $35.00 in value of BANC ONE stock if BANC ONE shares are trading between $37.79 and $40.00 a share. If BANC ONE shares are trading at or below $37.79 per share, Liberty shareholders will receive 0.9262 shares of BANC ONE stock for each share of Liberty. If BANC ONE is trading at or above $40.00, Liberty shareholders will receive 0.8750 shares of BANC ONE stock for each Liberty share.
      Under the terms of the agreement, Liberty has the right to terminate the transaction if BANC ONE shares are trading below $34.55 per share and at or above $31.82 per share, unless BANC ONE agrees to issue additional shares to Liberty shareholders so that the value of BANC ONE shares received by Liberty shareholders is not less than $32.00 per Liberty share. Under further terms of the agreement, Liberty may terminate the transaction if the BANC ONE shares are trading at less than $31.82 per BANC ONE share. Liberty's right to terminate the transaction in these circumstances occurs shortly prior to the anticipated closing of the transaction when BANC ONE stock is valued for purposes of the transaction. The value of BANC ONE stock will be determined by averaging trading prices during a 15-day trading period ending eight trading days prior to the closing.
      The BANC ONE share prices and the exchange ratio discussed in the previous paragraphs have been adjusted to reflect a 10% stock dividend paid March 4, 1994 to BANC ONE shareholders of record as of February 16, 1994 which BANC ONE declared on January 25, 1994.
      In connection with this agreement, Liberty has granted BANC ONE an option to purchase up to 19.9% of its common stock under certain circumstances. The transaction is subject to Liberty shareholder and regulatory approval and is anticipated to be completed during the third quarter of 1994.







STOCK SPLIT

      On April 14, 1993, Liberty's Board of Directors declared a 4-for-3 common stock split in the form of a 33 1/3% stock dividend. The shares were distributed May 17, 1993 to stockholders of record on May 3, 1993. All average share and per share information in this report has been adjusted to reflect the stock split.

RESULTS OF OPERATIONS

      Net income was $14,077,000 for the first quarter of 1994, compared to $12,718,000 for the same period in 1993. Net income per share was $0.55 for the first quarter of 1994, an increase of 7.8% compared to the $0.51 reported for the same period a year ago. Return on average assets and return on average stockholders' equity were 1.15% and 14.19%, respectively, for the first quarter of 1994, compared to 1.13% and 14.51%, respectively, for the same period in 1993.

      Net Interest Income

      Taxable equivalent net interest income for the first three months of 1994 was $49,280,000, compared with $48,712,000 for the first three months of 1993. The tax equivalent adjustment (which is net of the effect of the nondeductible portion of interest expense) reflected in the following schedule is based on a federal income tax rate of 35% for the first quarter of 1994 and 34% for the first quarter of 1993. The discussion of factors influencing net interest income which follows is based on taxable equivalent income data.

                                                         Three Months Ended
                                                                   March 31
In thousands except percentages                           1994         1993
                                                       -------      -------
Interest income                                        $80,115      $78,575
Tax equivalent adjustment                                2,446        2,375
                                                       -------      -------
  Interest income                                       82,561       80,950
Interest expense                                        33,281       32,238
                                                       -------      -------
  Net interest income                                  $49,280      $48,712
                                                       =======      =======

Average earning assets                              $4,503,774   $4,132,900

Net interest spread (1)                                   3.86%        4.23%

Net interest margin (2)                                   4.44%        4.78%

[FN]
(1) Yield on interest earning assets minus rate paid on interest bearing liabilities.
(2) Net interest income annualized and stated on a taxable equivalent basis, divided by average earning assets.

      Net interest income increased $568,000, or 1.2%, for the quarter compared to the same period in 1993. This increase is primarily due to earning asset volume increases resulting from normal operations and the acquisitions completed at the end of the first quarter and during the fourth quarter of 1993. Liberty's net interest spread for the three-month period in 1994 was 3.86%, compared to 4.23% for the same period in 1993. Net interest margin was 4.44% for the first quarter of 1994, compared to 4.78% for the first quarter of 1993.
      During the first three months of 1994, Liberty experienced a 51 basis point reduction in the yield on earning assets while Liberty's cost of funds decreased at a much slower pace (14 basis points). Liberty's earning assets during the three month period were more interest sensitive than its interest bearing liabilities and therefore Liberty experienced a larger drop in the yield on earning assets compared to the reduction in the cost of funds. Liberty also experienced higher liability cost because of step rate certificates of deposit which provide higher rates of interest closer to maturity. These were the primary reasons for the 34 basis point decrease in the net interest margin.
      Average earning assets increased $371 million, or 9.0%, for the first quarter of 1994 compared to 1993. Interest bearing liabilities averaged $3.783 billion for the three months ended March 31, 1994, an increase of $258 million, or 7.3%, over the same period in 1993. A portion of these increases was attributable to the 1993 acquisitions. Average earning assets and average interest bearing liabilities would have increased 4.8% and 3.1%, respectively, if those assets and liabilities attributable to the 1993 acquisitions were not considered.

      Provision for Loan Losses

      The provision for loan losses for the first quarter of 1994 was $2,885,000, compared to $5,627,000 for the same period in 1993, a decrease of $2,742,000. Net charge-offs for the first three months of 1994 were $3,175,000, compared to $3,933,000 for 1993, a decrease of $758,000.
      The decrease in net charge-offs is primarily attributable to a reduction in charge-offs in Liberty National Bank and Trust Company of Kentucky's commercial loan area and one other of Liberty's affiliate banks.
      Liberty's allowance for loan losses totaled $48.8 million at March 31, 1994, representing a decrease of $0.3 million over the amount reported at December 31, 1993. The allowance for loan losses was 235% of nonperforming loans on March 31, 1994, an increase of 15 basis points over the 220% reported as of December 31, 1993. Nonperforming loans represented 0.57% of outstanding loans on March 31, 1994. Net charge-offs to average loans was 0.36% (annualized) for the three months ended March 31, 1994, compared to 0.46% for the year ended December 31, 1993.
      The allowance for loan losses is based on senior management's continuing review of (1) the overall quality of the portfolio, (2) previous loss experience, (3) the size and composition of the portfolio, and (4) an assessment of current economic conditions. During the first quarter of 1994, this review resulted in an allowance for loan losses to average loans outstanding for the quarter and to period-end loans of 1.35% and 1.33%, respectively, compared to 1.36% and 1.35%, respectively, for the first quarter of 1993. Selected ratios follow:

                                                         Three Months Ended
                                                                   March 31
Amounts annualized                                        1994         1993
                                                       -------      -------
Provision for loan losses
  to average loans                                        0.32%        0.70%
Net charge-offs to
  average loans                                           0.36         0.49
Allowance for loan losses
  to average loans                                        1.35         1.36
Allowance for loan losses
  to period-end loans                                     1.33         1.35

      Non-interest Income and Expense

      Non-interest income increased $2,583,000, or 19.8%, for the first quarter of 1994 compared to the same period in 1993. The increase in non-interest income would have been 8.4% if non-interest income for the first three months of 1994 which is attributable to the banks acquired at the end of the first quarter and during the fourth quarter of 1993 but is not comparable to the first quarter of 1993 and a $733,000 gain on the sale of a fixed asset were not considered. Other factors contributing to the increase in non-interest income were an increase in insurance premium income due to increased activity levels and an increase in operating revenues relating to revenue producing assets acquired in satisfaction of loans at the end of 1992 and during the second quarter of 1993. Limiting the amount of increase in non-interest income was a decrease in commissions and trading account profits due to decreased activity levels.
      Non-interest expense increased $3,668,000, or 10.1% for the first three months of 1994 compared to the same period in 1993. The increase in non-interest expense would have been 5.1% if non-interest expense for the first three months of 1994 which is attributable to the banks acquired at the end of the first quarter and during the fourth quarter of 1993 but is not comparable to the first quarter of 1993 and other costs related to the acquisitions were not considered. Other factors contributing to the increase in non-interest expense, which were mentioned in the previous paragraph, were an increase in expenses in Liberty's insurance subsidiary due to increased activity levels and an increase in operating expenses relating to revenue producing assets acquired in satisfaction of loans at the end of 1992 and during the second quarter of 1993.

                                                         Three Months Ended
                                                                   March 31
In thousands                                              1994         1993
                                                       -------      -------
Non-interest income
  Trust income                                          $3,581       $3,261
  Service charges on deposit
    accounts                                             4,689        4,128
  Bankcard income                                        1,339        1,308
  Insurance premium income                                 881          620
  Commissions and trading
    account profits                                        633          688
  Investment securities gains                               10            -
  Other                                                  4,506        3,051
                                                       -------      -------
    Total non-interest income                          $15,639      $13,056
                                                       =======      =======

Non-interest expense
  Salaries and employee benefits                       $18,253      $17,307
  Net occupancy expense                                  2,997        2,539
  Equipment expense                                      3,692        3,302
  Other                                                 15,025       13,151
                                                       -------      -------
    Total non-interest expense                         $39,967      $36,299
                                                       =======      =======

      Income Taxes

      Liberty had an income tax expense of $5,544,000 for the first quarter of 1994 compared to an income tax expense of $4,749,000 for the first quarter of 1993. These amounts represent effective tax rates of 28.3% and 27.2%, respectively, for the periods indicated above. The increase in the effective tax rate is primarily due to a greater portion of Liberty's income coming from taxable sources in 1994 and to the increase in the federal income tax rate to 35% from 34%.

FINANCIAL CONDITION

      Liquidity

      A number of techniques are used to measure the liquidity position, including the utilization of several ratios which follow:

                                Three Months Ended               Year Ended
Average balances                    March 31, 1994        December 31, 1993
                                 -----------------        -----------------
Total loans/total deposits                   89.73%                   87.60%
Total loans/total deposits less float        94.95                    92.79
Net short-term borrowings/total assets        6.31                     5.73

      The loan to deposit ratios increased during the first quarter of 1994 due to an increase in loan demand which exceeded the increase in deposit activity. The net short-term borrowing ratio for the three months ended March 31, 1994 reflects an increase in Liberty's leverage position compared to the year 1993.







      Nonperforming Assets

      The following schedule provides a summary of nonperforming assets along with several ratios using period-end data:

                                                      March 31      Dec. 31
In thousands                                              1994         1993
                                                       -------      -------
Nonaccrual loans                                       $20,184      $21,633
Restructured loans                                         628          696
Other real estate                                       16,625       15,715
                                                       -------      -------
  Total nonperforming assets                           $37,437      $38,044
                                                       =======      =======

Nonperforming assets to total
  loans (net of unearned income)
  and other real estate                                   1.02%        1.06%

Nonperforming assets to total assets                      0.75         0.77

Allowance for loan losses
  to nonperforming loans                                   235          220

      Liberty discontinues the accrual of interest on loans, except consumer loans, which become 90 days past due as to principal or interest unless they are adequately secured and in the process of collection. A loan remains in a nonaccrual status until factors indicating doubtful collection no longer exist. Consumer loans, when 120 days past due, are charged off against the allowance for loan losses unless they are adequately secured and in the process of collection. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at market rates. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell.

      Capital

      During the first quarter of 1994, Liberty increased both its tier I and total capital (as defined by the Federal Reserve Board under the Board's risk-based capital guidelines). These increases were primarily the result of internal capital generation, a decrease in disallowed amounts of goodwill and other intangible assets and, affecting total capital only, an increase in the allowable amount of the allowance for loan losses. As displayed by the following table, Liberty's tier I capital at March 31, 1994 increased $9,693,000 over the year-end 1993 amount to $369,622,000, and total capital reached $473,351,000 at March 31, 1994. Liberty's risk-based capital and leverage ratios, also shown in the following table, exceed the 4.00% tier I, 8.00% total capital and 3.00% leverage minimums that are required for each ratio. The leverage ratio compares tier I capital to total average assets less disallowed amounts of goodwill and other intangible assets.

                                          March 31     Dec. 31
In thousands                                  1994        1993       Change
                                          --------    --------      -------
Stockholders' equity                      $409,133    $399,532       $9,601
Less net unrealized gain on investment
  securities available for sale                319           -          319
Less disallowed amounts of goodwill
  and other intangible assets               39,192      39,603         (411)
                                          --------    --------      -------
  Tier I capital                           369,622     359,929        9,693
                                          --------    --------      -------
Allowable allowance for loan losses         48,811      47,815          996
Qualifying long-term debt                   54,918      54,916            2
                                          --------    --------      -------






  Tier II capital                          103,729     102,731          998
                                          --------    --------      -------
  Total capital                           $473,351    $462,660      $10,691
                                          ========    ========      =======
Total risk-weighted assets              $3,907,174  $3,823,911      $83,263
                                        ==========  ==========      =======

Ratios
  Tier I capital to risk-weighted assets      9.46%       9.41%
  Total capital to risk-weighted assets      12.11       12.10
  Leverage                                    7.52        7.46

      The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital categories for insured depository institutions under its Prompt Corrective Action provisions. The categories vary from "well capitalized" to "critically undercapitalized." A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or above, a tier I risk-based capital ratio of 6% or above, a leverage ratio of 5% or above and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. On March 31, 1994, each of Liberty's affiliate banks, had total risk-based capital, tier I risk-based capital and leverage ratios which exceeded the minimum requirements established for the "well capitalized" category.

ACCOUNTING AND REGULATORY MATTERS

      In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan." The Statement requires that impaired loans that are within the scope of SFAS No. 114 be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate; at the loan's observable market price; or the fair value of the collateral, if the loan is collateral dependent. Adoption of SFAS No. 114 is required in January 1995 with earlier adoption permitted. Liberty has not determined the impact of SFAS No. 114 on Liberty's financial condition and results of operations but expects it to be immaterial.
      Also in May 1993, the FASB issued Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that investment securities be classified as either held-to-maturity securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in net income; or available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from net income and reported in a separate component of stockholders' equity. SFAS No. 115 was required to be adopted no later than January 1994. Liberty's adoption of SFAS No. 115 in January 1994 did not have a material impact on Liberty's financial condition or results of operation.

                      PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) Liberty held its annual meeting of stockholders on April 27, 1994.

  (b) George N. Gill, Nancy Lampton, Martin S. Margulis, Joseph W. Phelps, Max L. Shapira and Dr. Robert L. Taylor were reelected directors of Liberty. Malcolm B. Chancey, Jr.,Frank B. Hower, Jr., James W. McDowell, Jr., John C. Nichols II, Gouverneur H. Nixon, Cyrus S. Radford, Jr., Stanley S. Dickson, C. H. Dishman III, Wallace H. Dunbar, Owsley Brown Frazier, George E. Gans III, R. K. Guillaume and Leonard E. Lyles continued as directors of Liberty.

  (c) Below is the vote count on the reelection of directors.

         George N. Gill

             For                             21,605,517
             Against                                  0
             Withheld:
               Broker non-votes                       0
               Abstentions                      107,331

         Nancy Lampton

             For                             21,633,546
             Against                                  0
             Withheld:
               Broker non-votes                       0
               Abstentions                       76,301

         Martin S. Margulis

             For                             21,629,935
             Against                                  0
             Withheld:
               Broker non-votes                       0
               Abstentions                       77,613

         Joseph W. Phelps

             For                             21,667,455






             Against                                  0
             Withheld:
               Broker non-votes                       0
               Abstentions                       42,392

         Max L. Shapira

             For                             21,665,839
             Against                                  0
             Withheld:
               Broker non-votes                       0
               Abstentions                       44,008

         Dr. Robert L. Taylor

             For                             21,627,405
             Against                                  0
             Withheld:
               Broker non-votes                       0
               Abstentions                       82,442

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       (4.1) Rights Agreement dated August 19, 1992, between Liberty National Bancorp, Inc. and Chemical Bank is incorporated by reference to Exhibits 4 and 10.1 to Liberty's Current Report on Form 8-K dated August 19, 1992.

       (4.2) First Amendment dated as of November 2, 1993, to the Rights Agreement dated August 19, 1992, between Liberty National Bancorp, Inc. and Chemical Bank is incorporated by reference to Exhibit 4.1 to Liberty's Current Report on Form 8-K dated November 2, 1993.

       (4.3) Instruments defining the rights of holders of long-term debt of Liberty and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of Liberty. Liberty undertakes to file these instruments with the United States Securities and Exchange Commission (the "Commission") upon request.

    (b) Reports on Form 8-K

        Liberty filed the following report on Form 8-K during the three month period ended March 31, 1994:

        A Form 8-K dated February 11, 1994 was filed with the Commission relating to the pending merger of Liberty with an affiliate of BANC ONE CORPORATION. A table was included which set forth the adjustments in the exchange ratio of BANC ONE shares for Liberty shares and the adjusted pro forma cash dividends per Liberty share due to BANC ONE's 10% stock dividend announced January 25, 1994.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Liberty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIBERTY NATIONAL BANCORP, INC.
                                    (Registrant)


Date: May 2, 1994             By:   /s/ MALCOLM B. CHANCEY, JR.
                                    ---------------------------
                                    MALCOLM B. CHANCEY, JR.
                                    Chairman of the Board, President
                                    and Chief Executive Officer








Date: May 2, 1994             By:   /s/ CARL E. WEIGEL
                                    ---------------------------
                                    CARL E. WEIGEL
                                    Treasurer
                                    (Principal Financial Officer)





                                     EXHIBIT INDEX

Exhibit                                                                   Paper (P) or
Number        Brief Description                                          Electronic (E)
- - ---------     -----------------                                          -------------
    (4.1)     Rights Agreement dated August 19, 1992, between Liberty          (P)
              National Bancorp, Inc. and Chemical Bank is incorporated
              by reference to Exhibits 4 and 10.1 to Liberty's Current
              Report on Form 8-K dated August 19, 1992.

    (4.2)     First Amendment dated as of November 2, 1993, to the Rights      (E)
              Agreement dated August 19, 1992, between Liberty National
              Bancorp, Inc. and Chemical Bank is incorporated by reference to Exhibit 4.1 to Liberty's Current Report on Form 8-K dated
              November 2, 1993.

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






