Form 10-Q
period 1994-06-30
LIBERTY NATIONAL BANCORP INC /KY/
filed 1994-08-04
CIK 316909

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-Q

 (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1994

                                      or

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

Common stock - 25,747,066 shares outstanding at July 28, 1994.

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

    Consolidated balance sheet - June 30, 1994 and December 31, 1993 Consolidated statement of income - three months and six months ended June 30, 1994 and 1993
    Consolidated statement of changes in stockholders' equity - six months ended June 30, 1994 and 1993
    Consolidated statement of cash flows - six months ended
      June 30, 1994 and 1993
    Notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET
Liberty National Bancorp, Inc., and Subsidiaries

                                                             June 30      December 31
                                                                1994             1993
In thousands except share data                            ----------       ----------
Assets
Cash and due from banks.................................    $377,665         $252,414
Interest bearing deposits with banks....................           -            1,065
Federal funds sold and securities
  purchased under agreements to resell..................      45,525          116,650
Trading account securities..............................         366               41
Mortgage loans held for sale............................       2,069            6,364
Investment securities available for sale................     218,999                -
Investment securities held to maturity (fair value
  $603,050 in 1994; $826,654 in 1993)...................     607,145          811,918

Loans (net of unearned income of $38,316 in
  1994; $36,014 in 1993)................................   3,875,231        3,588,824
Less:
  Allowance for loan losses.............................      49,725           49,101
                                                          ----------       ----------
    Net loans...........................................   3,825,506        3,539,723

Premises and equipment..................................      74,302           72,393
Other assets............................................     114,509          115,527
                                                          ----------       ----------
    Total...............................................  $5,266,086       $4,916,095
                                                          ==========       ==========
Liabilities
Deposits
  Non-interest bearing - domestic.......................    $734,746         $818,978
  Interest bearing - domestic...........................   3,091,351        3,199,158
  Interest bearing - foreign............................     271,338           61,083
                                                          ----------       ----------
    Total deposits......................................   4,097,435        4,079,219

Federal funds purchased and securities
  sold under agreements to repurchase...................     455,313          221,189
Commercial paper........................................       6,928            5,072
Other short-term borrowings.............................     142,045           66,326
Other liabilities.......................................      43,281           41,147
Long-term debt..........................................     103,140          103,610
                                                          ----------       ----------
    Total liabilities...................................   4,848,142        4,516,563
                                                          ----------       ----------
Stockholders' Equity
Preferred stock
  Authorized and unissued 10,000,000 shares.............           -                -
Common stock
  Authorized 60,000,000 shares
  Issued and outstanding 25,747,066 shares in
  1994 and 25,729,935 shares in 1993....................      47,054           46,863
Surplus.................................................      79,779           79,691
Retained earnings.......................................     291,647          272,978
Net unrealized loss on investment securities
  available for sale....................................        (536)               -
                                                          ----------       ----------
    Total stockholders' equity..........................     417,944          399,532
                                                          ----------       ----------
    Total...............................................  $5,266,086       $4,916,095
                                                          ==========       ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Liberty National Bancorp, Inc., and Subsidiaries

                                            Three Months Ended       Six Months Ended
                                                       June 30                June 30
                                                1994      1993        1994       1993
In thousands except per share data           -------   -------    --------   --------
Interest income
  Loans (including fees).................... $73,862   $67,432    $142,731   $133,186
  Federal funds sold and securities
    purchased under agreements to resell....     260       826         829      1,846
  Deposits with banks.......................       8         1          18          2
  U.S. Treasury and Federal agencies........   7,200     8,073      14,108     16,197
  Obligations of states and political
    subdivisions............................   3,632     3,534       7,210      7,034
  Other securities..........................     105        86         199        159
  Mortgage loans held for sale..............      57       100         143        159
  Trading account securities................       1        12           2         56
                                             -------   -------    --------   --------
    Total interest income...................  85,125    80,064     165,240    158,639
                                             -------   -------    --------   --------
Interest expense
  Deposits..................................  30,519    28,867      59,106     57,210
  Federal funds purchased and securities
    sold under agreements to repurchase.....   3,538     2,295       6,023      5,259
  Other short-term borrowings...............     765       247       1,190        543
  Long-term debt............................   1,776     1,094       3,560      1,729
                                             -------   -------    --------   --------
    Total interest expense..................  36,598    32,503      69,879     64,741
                                             -------   -------    --------   --------
Net interest income.........................  48,527    47,561      95,361     93,898
  Provision for loan losses.................   3,250     6,321       6,135     11,948
Net interest income after provision for      -------   -------    --------   --------
  loan losses...............................  45,277    41,240      89,226     81,950
                                             -------   -------    --------   --------
Non-interest income
  Trust income..............................   3,560     3,647       7,141      6,908
  Service charges on deposit accounts.......   5,390     4,499      10,079      8,627
  Bankcard income...........................   1,604     1,528       2,943      2,836
  Insurance premium income..................   1,780       787       2,661      1,407
  Commissions and trading account profits...     575       483       1,084      1,171
  Investment securities gains...............      39     1,080          49      1,080
  Other.....................................   3,749     4,480       8,379      7,531
                                             -------   -------    --------   --------
    Total non-interest income...............  16,697    16,504      32,336     29,560
                                             -------   -------    --------   --------
Non-interest expense
  Salaries and employee benefits............  18,300    17,506      36,553     34,813
  Net occupancy expense.....................   2,827     2,711       5,824      5,250
  Equipment expense.........................   3,739     3,492       7,431      6,794
  Other.....................................  16,359    15,310      31,384     28,461
                                             -------   -------    --------   --------
    Total non-interest expense..............  41,225    39,019      81,192     75,318
                                             -------   -------    --------   --------
Income before income taxes..................  20,749    18,725      40,370     36,192
  Income tax expense........................   6,117     5,222      11,661      9,971
                                             -------   -------    --------   --------
Net income.................................. $14,632   $13,503     $28,709    $26,221
                                             =======   =======    ========   ========

Net income per share........................   $0.57     $0.53       $1.12      $1.04

Average shares outstanding..................  25,745    25,440      25,739     25,248

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Liberty National Bancorp, Inc., and Subsidiaries

                                                               1994              1993
In thousands except per share data                         --------          --------
Balance January 1,.......................................  $399,532          $353,227
Net income...............................................    28,709            26,221
Cash dividends declared - 1994, $0.39 per
  share; 1993, $0.3375 per share.........................   (10,040)           (8,520)
Exercise of stock options................................       279               785
Net unrealized loss on investment securities
  available for sale.....................................      (536)                -
Cash paid for fractional shares
  resulting from stock split.............................         -               (18)
Acquisition of Financial Dominion of
  Kentucky Corporation...................................         -             9,518
                                                           --------          --------
Balance June 30,.........................................  $417,944          $381,213
                                                           ========          ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Liberty National Bancorp, Inc., and Subsidiaries

                                                                     Six Months Ended
                                                                              June 30
                                                                     1994        1993
In thousands                                                     --------    --------
Cash flows from operating activities
  Net income....................................................  $28,709     $26,221
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Provision for loan losses.................................    6,135      11,948
      Depreciation, amortization and accretion, net.............   10,736      10,552
      Deferred income tax expense...............................    2,738         341
      (Gain) on sales of trading account securities,
        investment securities and mortgage loans held for sale..     (903)     (2,460)
      (Gain) on sales of premises and equipment.................     (727)       (467)
      Decrease in trading account securities....................      467       6,104
      Decrease (increase) in mortgage loans held for sale.......    4,357        (397)
      (Increase) decrease in accrued interest receivable........   (1,515)      3,595
      Decrease in other assets..................................    6,620       8,385
      Increase (decrease) in accrued interest payable...........    1,205      (1,918)
      (Decrease) increase in current income taxes payable.......       (9)        651
      Increase in other liabilities.............................      608       1,114
                                                                 --------    --------
        Net cash provided by operating activities...............   58,421      63,669
                                                                 --------    --------
Cash flows from investing activities
  Net decrease in interest bearing
    deposits with banks.........................................    1,065           -
  Net decrease in federal funds sold and
    securities purchased under agreements to resell.............   71,125     163,175
  Purchases of investment securities available for sale......... (119,204)          -
  Purchases of investment securities held to maturity...........  (75,280)   (203,767)
  Proceeds from sales of investment
    securities available for sale...............................      395           -
  Proceeds from sales of investment
    securities held to maturity.................................        -      18,319
  Proceeds from maturities of investment
    securities available for sale...............................   97,223           -
  Proceeds from maturities of investment
    securities held to maturity.................................   77,957     188,858
  Net (increase) in loans made to customers..................... (299,895)   (106,637)
  Purchases of premises and equipment...........................   (6,960)     (8,339)
  Proceeds from sales of premises and equipment.................      814         756
  Net cash and cash equivalents inflow
    from acquisition of subsidiaries............................        -         452
                                                                 --------    --------
    Net cash (used) provided by investing activities............ (252,760)     52,817
                                                                 --------    --------
Cash flows from financing activities
  Net increase (decrease) in deposits...........................   18,216     (45,936)
  Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase..........  234,124     (75,519)
  Net increase in commercial paper..............................    1,856       2,452
  Net increase in other short-term borrowings...................   75,719      18,980
  Proceeds from issuance of long-term debt......................        -      79,911
  Repayment of long-term debt...................................     (475)    (15,255)
  Proceeds from issuance of common stock........................      190         595
  Cash dividends paid...........................................  (10,040)     (8,520)
  Cash paid in lieu of fractional shares........................        -         (18)
                                                                 --------    --------
    Net cash provided (used) by financing activities............  319,590     (43,310)
                                                                 --------    --------
Net increase in cash and cash equivalents.......................  125,251      73,176
Cash and cash equivalents at beginning of year..................  252,414     252,817
                                                                 --------    --------
Cash and cash equivalents at end of period...................... $377,665    $325,993
                                                                 ========    ========

Supplemental disclosure
  Interest paid                                                   $68,674     $66,659
  Income taxes paid                                                 8,932       8,979
  Noncash investing and financing activities                        8,082      18,909

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

The consolidated financial statements include the accounts of Liberty and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current classifications.

A description of other significant matters and accounting policies is presented in the notes to the consolidated financial statements in the December 31, 1993 annual report to stockholders. Such notes should be read in conjunction with the consolidated financial statements presented herein.

2.  Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses follows:

                                                          1994           1993
In thousands                                           -------        -------
Balance January 1,...................................  $49,101        $42,278
Additions:
  Balances of allowance for
    loan losses of acquired
    banks at acquisition date........................        -          1,950
  Provision for loan losses..........................    6,135         11,948
                                                       -------        -------
                                                        55,236         56,176
Deductions:                                            -------        -------
  Charge-offs........................................   10,612         11,458
  Less recoveries....................................    5,101          3,572
                                                       -------        -------
    Net charge-offs..................................    5,511          7,886
                                                       -------        -------
June 30,.............................................  $49,725        $48,290
                                                       =======        =======

3.  Investment Securities Gains
Income tax expense attributable to investment securities gains was $13,000 and $367,000 for the three months ended June 30, 1994 and 1993, respectively; and $17,000 and $367,000 for the six months ended June 30, 1994 and 1993, respectively.

4.  Pending merger
On November 3, 1993, Liberty and BANC ONE CORPORATION ("BANC ONE") announced they had signed an agreement for the merger of Liberty with a a subsidiary of BANC ONE.

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

Under the terms of the agreement, Liberty has the right to terminate the transaction if BANC ONE shares are trading below $34.55 per share and at or above $31.82 per share, unless BANC ONE agrees to issue additional shares to Liberty shareholders so that the value of BANC ONE shares received by Liberty shareholders is not less than $32.00 per Liberty share. Under further terms of the agreement, Liberty may terminate the transaction if the BANC ONE shares are trading at less than $31.82 per BANC ONE share. Liberty's right to terminate the transaction in these circumstances occurs shortly prior to the anticipated closing of the transaction when BANC ONE stock is valued for purposes of the transaction. The value of BANC ONE stock will be determined by averaging the closing trade prices during a 15-day trading period ending on the eight trading day prior to the closing.

The BANC ONE share prices and exchange ratio discussed in the previous paragraphs have been adjusted to reflect a 10% stock dividend paid
March 4, 1994 to BANC ONE shareholders of record as of February 10, 1994 which BANC ONE declared on January 25, 1994.

In connection with this agreement, Liberty has granted BANC ONE an option to purchase up to 19.9% of its common stock under certain circumstances. The transaction has received all the required shareholder and regulatory approvals and is expected to be completed by the first week of September 1994.

5.  Change in Accounting Principle
Effective January 1, 1994, Liberty adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that investment securities be classified as either securities held to maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in net income; or securities available for sale, which are reported at fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders' equity. The net unrealized loss on investment securities available for sale at June 30, 1994 was $536,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following paragraphs discuss the results of operations for Liberty and its subsidiaries for the six months and quarter ended June 30, 1994 and compare those periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the relative financial condition of Liberty that have occurred during the first six months of 1994 compared to the year ended December 31, 1993. The analysis focuses on two key determinants of an institution's financial condition: liquidity and capital. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in
Part I, Item 1 of this report.

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

PENDING MERGER

     On November 3, 1993, Liberty and BANC ONE CORPORATION ("BANC ONE") announced they had signed an agreement for the merger of Liberty with a subsidiary of BANC ONE.
     Terms of the agreement call for Liberty shareholders to receive $35.00 in value of BANC ONE stock if BANC ONE shares are trading between $37.79 and $40.00 a share. If BANC ONE shares are trading at or below $37.79 per share, Liberty shareholders will receive 0.9262 shares of BANC ONE stock for each share of Liberty. If BANC ONE is trading at or above $40.00, Liberty shareholders will receive 0.8750 shares of BANC ONE stock for each Liberty share.
     Under the terms of the agreement, Liberty has the right to terminate the transaction if BANC ONE shares are trading below $34.55 per share and at or above $31.82 per share, unless BANC ONE agrees to issue additional shares to Liberty shareholders so that the value of BANC ONE shares received by Liberty shareholders is not less than $32.00 per Liberty share. Under further terms of the agreement, Liberty may terminate the transaction if the BANC ONE shares are trading at less than $31.82 per BANC ONE share. Liberty's right to terminate the transaction in these circumstances occurs shortly prior to the anticipated closing of the transaction when BANC ONE stock is valued for purposes of the transaction. The value of BANC ONE stock will be determined by averaging the closing trade prices during a 15-day trading period ending on the eight trading day prior to the closing.
     The BANC ONE share prices and the exchange ratio discussed in the previous paragraphs have been adjusted to reflect a 10% stock dividend paid March 4, 1994 to BANC ONE shareholders of record as of February 10, 1994 which BANC ONE declared on January 25, 1994.
     In connection with this agreement, Liberty has granted BANC ONE an option to purchase up to 19.9% of its common stock under certain circumstances. The transaction has received all the required shareholder and regulatory approvals and is expected to be completed by the first week in September 1994. For additional information relating to the transaction reference is made to Registration Statement No. 33-53947 on Form S-4 (together with any amendments) filed by BANC ONE with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Net income was $14,632,000 for the second quarter of 1994, compared to $13,503,000 for the same period in 1993. Net income per share for the second quarter of 1994 was $0.57, compared to $0.53 for the same period last year, a 7.5% increase. Return on average assets and return on average stockholders' equity were 1.16% and 14.31%, respectively, for the second quarter of 1994, compared to 1.14% and 14.38%, respectively, for the same period in 1993.
     For the six-month period ended June 30, 1994, net income was $28,709,000, compared to $26,221,000 for the same period in 1993. Net income per share was $1.12 for the six-month period of 1994 compared to $1.04 for the same period last year, an increase of 7.7%. Return on average assets and return on average stockholders' equity were 1.16% and 14.25%, respectively, for the first six months of 1994, compared to 1.14% and 14.44%, respectively, for the same period in 1993.

     Net Interest Income

     Taxable equivalent net interest income for the first six months of 1994 was $100,308,000, compared to $98,684,000 for the first six months of 1993. The tax equivalent adjustment (which is net of the effect of the nondeductible portion of interest expense) reflected in the following schedule is based on a federal income tax rate of 35% for 1994 and 34% for 1993. The discussion of factors influencing net interest income which follows is based on taxable equivalent income data.

                                  Three Months Ended         Six Months Ended
                                             June 30                  June 30
In thousands except percentages     1994        1993         1994        1993
                                 -------     -------     --------    --------
Interest income                  $85,125     $80,064     $165,240    $158,639
Tax equivalent adjustment          2,501       2,411        4,947       4,786
                                 -------     -------     --------    --------
  Interest income                 87,626      82,475      170,187     163,425
Interest expense                  36,598      32,503       69,879      64,741
                                 -------     -------     --------    --------
  Net interest income            $51,028     $49,972     $100,308    $ 98,684
                                 =======     =======     ========    ========

Average earning assets        $4,622,189  $4,287,121   $4,563,309  $4,210,437

Net interest spread (1)             3.83%       4.13%        3.85%       4.18%

Net interest margin (2)             4.43        4.68         4.43        4.73

[FN]
(1) Yield on interest earning assets minus rate paid on interest bearing liabilities.
(2) Net interest income annualized and stated on a taxable equivalent basis, divided by average earning assets.

     Net interest income increased $1,624,000, or 1.6%, for the six months ended June 30, 1994 and $1,056,000, or 2.1%, for the second quarter of 1994 compared to the same periods in 1993. These increases are primarily due to earning asset volume increases resulting from normal operations and the acquisitions completed at the end of the first quarter and during the fourth quarter of 1993. Liberty's net interest spread for the six-month period ended June 30, 1994 was 3.85%, compared to 4.18% for the same period in 1993. Net interest margin decreased 30 basis points to 4.43% for the first six months of 1994, compared to 4.73% for the same period in 1993.
     During the first six months of 1994, Liberty experienced a 31 basis point reduction in the yield on earning assets while Liberty's cost of funds increased 2 basis points. Liberty's earning assets during the six month period were more interest sensitive than its interest bearing liabilities and therefore Liberty experienced a drop in the yield on earning assets while the cost of funds had a slight increase. These were the primary reasons for the 30 basis point decrease in the net interest margin.
     Average earning assets increased $353 million, or 8.4%, for the first six months of 1994 compared to the same period in 1993. Interest bearing liabilities averaged $3.838 billion for the six months ended June 30, 1994, an increase of $257 million, or 7.2%, over the same period in 1993. A portion of these increases was attributable to the 1993 acquisitions. Average earning assets and interest bearing liabilities would have increased 5.7% and 4.4%, respectively, if the assets and liabilities attributable to the 1993 acquisitions were not considered.

     Provision for Loan Losses

     The provision for loan losses for the first six months of 1994 was $6,135,000 compared to $11,948,000 for the same period in 1993, a decrease of $5,813,000. During the same period net charge-offs decreased $2,375,000. Net charge-offs for the first six months of 1994 were $5,511,000 compared to $7,886,000 in the first six months of 1993.
     The provision for loan losses for the second quarter of 1994 was $3,250,000 compared to $6,321,000 for the same period in 1993, a decrease of $3,071,000. Net charge-offs for the second quarter of 1994 were $2,336,000, compared to $3,953,000 for the second quarter of 1993, a decrease of $1,617,000.
      The decrease in net charge-offs is primarily attributable to a reduction in charge-offs in Liberty National Bank and Trust Company of Kentucky and three other of Liberty's affiliate banks.
      Liberty's allowance for loan losses totaled $49.7 million at June 30, 1994, representing an increase of $0.6 million over the amount reported at December 31, 1993. The allowance for loan losses was 235% of nonperforming loans on June 30, 1994 compared to 220% on December 31, 1993.
Nonperforming loans represented 0.55% of outstanding loans on June 30, 1994. Net charge-offs to average loans was 0.30% (annualized) for the six months ended June 30, 1994, compared to 0.46% for the year ended
December 31, 1993.
     The allowance for loan losses is based on senior management's continuing review of (1) the overall quality of the portfolio, (2) previous loss experience, (3) the size and composition of the portfolio, and (4) an assessment of current economic conditions. During the second quarter of 1994, this review resulted in an allowance for loan losses to average loans outstanding for the quarter and to period-end loans of 1.32% and 1.28%, respectively, compared to 1.44% and 1.42%, respectively, for the second quarter of 1993. Selected ratios follow:


                             Three Months Ended      Six Months Ended
                                        June 30               June 30
Amounts annualized             1994        1993        1994      1993
                              -----       -----       -----     -----
Provision for loan losses
  to average loans             0.35%       0.75%       0.34%     0.73%
Net charge-offs to
  average loans                0.25        0.47        0.30      0.48
Allowance for loan losses
  to average loans             1.32        1.44        1.35      1.46
Allowance for loan losses
  to period-end loans          1.28        1.42        1.28      1.42

     Non-interest Income and Expense

     Non-interest income increased $193,000, or 1.2%, for the second quarter and $2,776,000, or 9.4%, for the first six months of 1994, compared to the same periods in 1993. The increase in non-interest income for the second quarter and first six months of 1994 would have been 7.3% and 10.3%, respectively, if non-interest income for the second quarter and first six months of 1994, which is attributable to the banks acquired at the end of the first quarter and during the fourth quarter of 1993 but is not comparable to the second quarter and first six months of 1993 ("Non-comparable Income") and investment securities gains for both periods of each year, were not considered. Investment securities gains were $39,000 and $49,000 for the second quarter and first six months of 1994, compared to $1,080,000 for both the second quarter and first six months of 1993.
     Contributing to the increase in non-interest income for both the second quarter and first six months was an increase in insurance premium income due to increased activity levels. Another factor which contributed to the increase in the six-month period was a $733,000 gain on the sale of a fixed asset which was recorded in the first quarter of 1994. A factor which limited the increase in non-interest income for both the second quarter and first six months was a $445,000 gain on the sale of a property no longer utilized for banking purposes which was recorded in the second quarter of 1993. Excluding the above items, the Non-comparable Income, and the investment securities gains, the increase in non-interest income for the second quarter and first six months of 1994 would have been 4.1% and 5.3%, respectively.
     Non-interest expense increased $2,206,000, or 5.7%, for the second quarter and $5,874,000, or 7.8%, for the first six months of 1994, compared to the same periods in 1993. The increase in non-interest expense for the second quarter and first six months of 1994 would have been 4.4% and 4.8%, respectively, if non-interest expense for the second quarter and first six months of 1994, which is attributable to the banks acquired at the end of the first quarter and during the fourth quarter of 1993 but is not comparable to the second quarter and first six months of 1993 ("Non-comparable Expense"), were not considered.
     Contributing to the increase in both the second quarter and first six months were an increase in expenses in Liberty's insurance subsidiary due to increased activity levels mentioned previously and expenses relating to the pending merger with BANC ONE CORPORATION. Factors limiting the increase in non-interest expense for both the second quarter and first six months were additional writedowns recorded in 1993 on certain intangible assets and a decrease in legal expenses. Excluding all of the above items and the Non-comparable Expense, the increase in non-interest expense for both the second quarter and first six months would have been 3.1%.

                                 Three Months Ended             Six Months Ended
                                            June 30                      June 30
In thousands                         1994      1993               1994      1993
                                  -------   -------            -------   -------
Non-interest income
  Trust income                    $ 3,560   $ 3,647            $ 7,141   $ 6,908
  Service charges on deposit
    accounts                        5,390     4,499             10,079     8,627
  Bankcard income                   1,604     1,528              2,943     2,836
  Insurance premium income          1,780       787              2,661     1,407
  Commissions and trading
    account profits                   575       483              1,084     1,171
  Investment securities gains          39     1,080                 49     1,080
  Other                             3,749     4,480              8,379     7,531
                                  -------   -------            -------   -------
     Total non-interest income    $16,697   $16,504            $32,336   $29,560
                                  =======   =======            =======   =======

Non-interest expense
  Salaries and employee benefits  $18,300   $17,506            $36,553   $34,813
  Net occupancy expense             2,827     2,711              5,824     5,250
  Equipment expense                 3,739     3,492              7,431     6,794
  Other                            16,359    15,310             31,384    28,461
                                  -------   -------            -------   -------
     Total non-interest expense   $41,225   $39,019            $81,192   $75,318
                                  =======   =======            =======   =======

     Income Taxes

     Liberty had an income tax expense of $11,661,000 for the first six months of 1994 compared to $9,971,000 for the first six months of 1993. These amounts represent effective tax rates of 28.9% and 27.6%, respectively, for the periods above. The increase in the effective tax rate is primarily due to a greater portion of Liberty's income coming from taxable sources in 1994 and to the increase in the federal income tax rate to 35% from 34%. For the second quarter of 1994 income tax expense was $6,117,000 compared to $5,222,000 for the same period in 1993.

FINANCIAL CONDITION

     Liquidity

     A number of techniques are used to measure the liquidity position, including the utilization of several ratios which follow:

                                            Six Months Ended            Year Ended
Average balances                               June 30, 1994     December 31, 1993
                                          ------------------     -----------------
Total loans/total deposits                             91.32%                87.60%
Total loans/total deposits less float                  96.60                 92.79
Net short-term borrowings/total assets                  7.39                  5.73

     The loan to deposit ratios increased during the first six months of 1994 compared to the year 1993 due to an increase in loan demand which exceeded the increase in deposit activity. During the first six months of 1994 average loans increased $302.7 million, or 8.9%, compared to average loans for the year 1993 while average deposits increased $173.9 million, or 4.5%, during the same period.
     The increase in loan demand, compared to the increase in deposits, was funded by an increase in net short-term borrowings as reflected in the ratio set forth above. During the first six months of 1994 average net short-term borrowings increased $99.8 million compared to the year 1993.

     Nonperforming Assets

     The following schedule provides a summary of nonperforming assets along with several ratios using period-end data:

                                      June 30              December 31
In thousands                             1994                     1993
                                      -------                  -------
Nonaccrual loans                      $20,482                  $21,633
Restructured loans                        649                      696
Other real estate                      14,609                   15,715
                                      -------                  -------
  Total nonperforming assets          $35,740                  $38,044
                                      =======                  =======

Nonperforming assets to total
  loans (net of unearned income)
  and other real estate                  0.92%                    1.06%

Nonperforming assets to total assets     0.68                     0.77

Allowance for loan losses
  to nonperforming loans                  235                      220

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

     Capital

     During the first six months of 1994, Liberty increased both its tier I and total capital (as defined by the Federal Reserve Board under the Board's risk-based capital guidelines). These increases were primarily the result of internal capital generation, a decrease in disallowed amounts of goodwill and other intangible assets and, affecting total capital only, an increase in the allowable amount of the allowance for loan losses. As displayed by the following table, Liberty's tier I capital at June 30, 1994 increased $19,928,000 over the year-end 1993 amount to $379,857,000, and total capital reached $484,502,000 at June 30, 1994. Liberty's risk-based capital and leverage ratios, also shown in the following table, exceed the 4.00% tier I, 8.00% total capital and 3.00% leverage minimums that are required for each ratio. The leverage ratio compares tier I capital to total average assets less disallowed amounts of goodwill and other intangible assets.

                                                June 30    December 31
In thousands                                       1994           1993        Change
                                               --------       --------        ------
  Tier I capital                               $379,857       $359,929       $19,928
  Tier II capital                               104,645        102,731         1,914
                                               --------       --------       -------
  Total capital                                $484,502       $462,660       $21,842
                                               ========       ========       =======
Total risk-weighted assets                   $4,111,523     $3,823,911      $287,612
                                             ==========     ==========      ========

Ratios
  Tier I capital to risk-weighted assets           9.24%          9.41%
  Total capital to risk-weighted assets           11.78          12.10
  Leverage                                         7.56           7.46

     The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital categories for insured depository institutions under its Prompt Corrective Action provisions. The categories vary from "well capitalized" to "critically undercapitalized." A "well capitalized" bank is defined as one with a total risk-based capital ratio of 10% or above, a tier I risk-based capital ratio of 6% or above, a leverage ratio of 5% or above and one not subject to any order, written agreement, capital directive, or prompt corrective action directive to meet or maintain a specific capital level. On June 30, 1994, each of Liberty's affiliate banks, had total risk-based capital, tier I risk-based capital and leverage ratios which exceeded the minimum requirements established for the "well capitalized" category.

ACCOUNTING AND REGULATORY MATTERS

     In May 1993, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan." The Statement requires that impaired loans that are within the scope of SFAS No. 114 be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate; at the loan's observable market price; or the fair value of the collateral, if the loan is collateral dependent. Adoption of SFAS No. 114 is required in January 1995 with earlier adoption permitted. Liberty has not determined the impact of SFAS No. 114 on Liberty's financial condition and results of operations but expects it to be immaterial.
     Also in May 1993, the FASB issued Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that investment securities be classified as either held-to-maturity securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. SFAS No. 115 was required to be adopted no later than January 1994. Liberty's adoption of SFAS No. 115 in January 1994 did not have a material impact on Liberty's financial condition or results of operations.

                      PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) Liberty held a special meeting of stockholders on August 3, 1994.

  (b) The special meeting of stockholders did not involve the election of directors.

  (c) Below is the vote count on the proposal to approve the merger proposal by and among Liberty, BANC ONE CORPORATION ("BANC ONE") and Aaron Acquisition Corporation, a wholly owned subsidiary of BANC ONE.

             For                                     21,231,724
             Against                                    647,822
             Withheld:
               Broker non-votes                       3,125,319
               Abstentions                              565,422

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       (3.1)  Liberty's Amended and Restated Bylaws.

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

    (b) Reports on Form 8-K

        Liberty filed the following report on Form 8-K during the three month period ended June 30, 1994:

        A Form 8-K dated May 19, 1994 was filed with the Commission relating to an amendment to the Merger Agreement between Liberty and an affiliate of BANC ONE CORPORATION.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Liberty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIBERTY NATIONAL BANCORP, INC.
                                    (Registrant)


Date: August 4, 1994          By:   /s/ MALCOLM B. CHANCEY, JR.
                                    ---------------------------
                                    MALCOLM B. CHANCEY, JR.
                                    Chairman of the Board, President
                                    and Chief Executive Officer


Date: August 4, 1994          By:   /s/ CARL E. WEIGEL
                                    ---------------------------
                                    CARL E. WEIGEL
                                    Treasurer
                                    (Principal Financial Officer)





                                     EXHIBIT INDEX

Exhibit                                                                   Paper (P) or
Number        Brief Description                                          Electronic (E)
- - ---------     -----------------                                          -------------
    (3.1)     Liberty's Amended and Restated Bylaws.                           (E)

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






